Form 10-K/A
period 1996-03-31
HOLLY PRODUCTS INC
filed 1996-08-09
CIK 909753

SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549
             _________________

                FORM 10-KSB

(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the transition period from ______________ to _________________

Commission file number 1-12668

            HOLLY PRODUCTS, INC.
(Name of Small Business Issuer in its charter)

     New Jersey                             22-3172149
(State or Other Jurisdiction of            (IRS Employer
Incorporation or Organization)             Identification Number)

200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania        19004
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code: (610) 617-0400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                       Name of Each Exchange
                                          on Which Registered

Common Stock, no par value                Boston Stock Exchange
Common Stock Purchase Warrants            Boston Stock Exchange
Convertible Preferred D, $10 par value    Boston Stock Exchange

Securities registered pursuant to Section 12 (g) of the Exchange Act:   None

    (Title of Class)



      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __X___          No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year. $ 4,110,413

     The aggregate market value at July 3, 1996 of shares of the issuer's Common Stock, no par value (based upon the average bid and asked price per share of such stock on the National Association of Securities Dealers, Inc. Automated Quotation ("Nasdaq") Stock Market's Small Cap Market (the "Nasdaq Small Cap Market") held by non-affiliates of the Registrant was approximately $8,874,449. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
At July 3, 1996, there were outstanding 30,762,600 shares of the issuer's Common Stock, no par value.

     Documents incorporated by reference:

          Document                      Form 10-KSB Reference

          Certain Previously Filed Exhibits        IV

     Transitional Small Business Disclosure Format (check one):

                  Yes _____           No _____


















                   PART I
          Description of  Business
Item 1
General

     The Company was incorporated in New Jersey in 1992. The Company, through its wholly owned subsidiary, HollyWood Manufacturing, Inc., used to manufacture wood cabinetry and fixtures. Due to continued losses, the Company ceased ongoing operations of the woodworking business effective September 1995. In June 1994, the Company consummated the acquisition of Navtech Industries, Inc. In July 1995, the Company acquired a majority of shares of Common Stock of Country World Casinos, Inc.

Strategy

     Navtech Industries, Inc.

     On June 30, 1994, the Company acquired all of the issued and outstanding shares of Navtech Industries, Inc.("Navtech"). Navtech is an electronic cable and contract assembly company located in Shiprock, New Mexico with calendar 1994 sales of over $8,000,000. Navtech provides independent manufacturing services to original equipment manufacturers in industries such as gaming, medical equipment, security systems, computer peripherals, in-room hotel mini-bars and electronic musical systems. In addition, Navtech owns an interest in Room Systems Inc. ("RoomSystems"), a manufacturer of credit card activated in-room hotel mini-bars.

     Navtech's relationship with Room Systems began in early 1992 when it built 450 mini-bars on a turnkey basis. Later in 1993, Navtech extended credit to RoomSystems, so RoomSystems would have 50 units for a test marketing program with a national hotel chain. During 1994, Navtech and RoomSystems expanded their relationship. Beginning in March 1994, Navtech entered into a series of agreements through which it purchased 26.7% of the issued and outstanding stock of RoomSystems for $282,000, which $278,000 was provided to Navtech by the Company. In addition, in April 1994, Navtech and RoomSystems entered into an agreement granting Navtech exclusive rights to manufacture RoomSystems' in-room hotel mini-bars, provided Navtech meets certain quality, production and related criteria. The agreement terminates on March 31, 1999, but will be extended automatically for successive one year terms unless either party acts to terminate. In April 1996, RoomSystems initiated action to cancel the agreement due to price and quality issues. Navtech continues to manufacture for RoomSystems while both companies seek to negotiate a settlement to their respective differences.

     In order to support Navtech's backlog of $6,500,000 and anticipated growth for this year, the Company has negotiated a lease for an existing facility with the Navajo Nation in Shiprock, New Mexico. This facility totals 54,000 square feet under one roof as compared to the 20,000 square feet Navtech previously occupied in three separate facilities in Blanding, Utah. It is anticipated that this facility will allow for the Company's planned growth for the next three years and will provide for substantial cost savings in the areas supervision, transportation, utilities and training provided by the Navajo Nation, as well as, rebates provided by the Federal Government for employing members of the Navajo Nation. The move to this new facility was completed in April 1996. In order to finance Navtech's current backlog, the Company has successfully negotiated a receivable and inventory line of credit with First National Bank of Farmington for a one year term in the amount of $1,500,000. Further anticipated growth will require additional funding and to this end, the Company recently completed a private equity placement of the Company's Series E Preferred Stock in the amount of $7.67 million.

     Country World Casinos, Inc.

     On April 20, 1995, the Company acquired 5,000,000 shares of Common
Stock of Country World Casinos, Inc. ("Country World") in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. The Company also acquired 16,667 shares of Country World Common
Stock in a separate transaction for $50,000. Country World has purchased real estate located in the gaming district of Black Hawk, Colorado, on which it seeks to construct the Casino. In addition, the Company acquired an additional 2,250,453 shares of Common Stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's Common Stock. As of March 31, 1996, the Company owns the 66.3% of the outstanding shares of Country World Common Stock and 54.9% of the total voting stock (Common and Preferred) of Country World.

     Country World intends to develop a 200,000 square foot country western motif casino complex in the gaming district of Black Hawk, Colorado, which is located approximately 35 miles west of Denver, including a 79,000 square foot casino (the "Casino") for limited stakes gambling (that is, gambling in which bets are limited to a $5.00 maximum by Colorado law). Country World purchased the real property on which the Casino is to be constructed from New Allied for approximately $11,500,000, consisting of $550,000 in cash, approximately $7,500,000 in preferred stock and approximately $3,500,000 in the form of a promissory note.

     On June 28, 1995, Tommyknocker, a subsidiary of New Allied, filed a
Rule 120 Motion in the District Court, City and County of Denver, Colorado. This action sought foreclosure on the property. On October 3, 1995, the magistrate in this case granted Tommyknocker's motion and authorized the sale of the property pursuant to the foreclosure on October 12, 1995. On October 12, 1995, Country World petitioned the U.S. Bankruptcy Court for the District of Colorado for protection under the rules of Chapter 11 of the Bankruptcy Code in order to stop the foreclosure. The foreclosure has been stayed pending certain conditions.

     The Company, on behalf of Country World, has obtained a 5 million dollars ($5,000,000) financing package, which will enable Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing package has been approved by the Bankruptcy Court and the Company will utilize the funds in accordance with the Court's order.

     Country World anticipates that it will require an additional approximately $27,350,000 to construct an operational and licensed Casino. At present, the Company has secured construction financing and a letter of intent for the permanent financing is in place to fund the Casino after construction, however there can be no assurance that the closing of such financing will be obtained.

Products

     Navtech Industries, Inc.

     The Company, through its wholly owned subsidiary Navtech, offers independent manufacturing services to original equipment manufacturers in a variety of industries. The Company supplies printed circuit boards and wire harness assemblies for slot machine tracking systems and signage, and is the manufacturer for RoomSystems, providing a complete credit card activated in-room hotel mini-bar.

Customers

     Navtech Industries, Inc.

     Navtech provides contract assembly services for a small group of preferred companies in the electronics industry. In the casino related products industry, its products are sold to Casino Data Systems, Inc., of Las Vegas, Nevada, which in turn installs the product into a slot machine tracking system.

     In the hospitality industry, Navtech's products are sold to Room Systems, Inc. of St. George, Utah, which in turn installs the finished products in various hotel chains.

     For the 12 months ended March 31, 1996, the two aforementioned companies were the only customers which accounted for more than 10% of Navtech's revenue, approximately 63% and 13%, respectively.


Marketing and Sales

     Navtech Industries, Inc.

     Navtech continues to perform contract assembly projects as described above and in an effort to reduce its reliance on a few customers has aggressively sought new markets for its products. In that regard, Navtech has received an order in excess of $4.5 million from DHL, Inc. of Los Angeles, California, for electronic ballast assemblies which are currently in the design and testing stage.

Manufacturing and Assembly
     Navtech Industries, Inc.

     Through March 1996, Navtech manufactured its products in a leased
11,000 square foot facility, as well as two smaller facilities totaling 9,000 square feet in Blanding, Utah. Navtech has moved to a 54,000 square foot facility in Shiprock, New Mexico in April 1996, to facilitate greater efficiency in the manufacturing process. Earlier this year Navtech acquired its first piece of computerized surface mount technology equipment to reduce its overall cost of direct labor and in April 1996, acquired its second machine. Navtech's new Fuji high-speed chip shooter will assemble computer boards approximately three times faster. Additionally, Navtech recently completed the installation of a total network computer system which will be integrated into the manufacturing process.

Raw Materials and Supplies

     All of the Company's products utilize a variety of off-the-shelf items, purchased from numerous suppliers, and are readily available. One supplier accounts for more than 10% of the Company's materials, although any supplier terminating its relationship for any reason would have no adverse affect on the Company's ability to procure material at comparable prices as there is an abundant supply of same.

Competition

     The electronic contract assembly industry is highly competitive. Navtech competes with a number of foreign and domestic firms, including large electronic manufacturers, such as IBM, Westinghouse and Texas Instruments. The majority of Navtech's competitors have substantially greater manufacturing, financial, engineering and marketing resources than Navtech. Navtech believes, however, that most larger manufacturers and foreign assembly firms focus on high volume consumer electronic products, not on Navtech's target market of complex, mid-volume products which require greater flexibility in pecifications and lead times. Navtech believes that its ability to meet customer needs for schedule changes, timely delivery and quality products, from a relatively convenient location and at a competitive price, will allow it to continue to compete successfully in its market.

     If the Casino were constructed, it would face intense competition from other casinos, in the Black Hawk area and elsewhere.

Backlog

     At March 31, 1996, the Company's backlog was approximately
$6,500,000 as compared to approximately $2,500,000 at March 31, 1995. Of such backlog, all relates to Navtech. The backlog consists of 16 firm orders. All of the orders are for requested deliveries through March 31, 1997.

Employees

     At March 31, 1996, the Company had 153 full time employees including
5 executive officers. At March 31, 1996, Navtech had 145 full-time employees including 124 engaged in manufacturing, three in marketing, and 18 in management and administrative functions. The Company considers its relations with its employees to be satisfactory.

Insurance

     The Company's insurance coverage includes property and casualty insurance, liability insurance, including products liability, and excess liability coverage, key man life insurance on Mr. Berman, the Company's Chief Executive Officer and Mr. Patrowicz, the Company's President, and directors and officers liability insurance. Based both upon its experience and industry standards, the Company believes that the types and amounts of its coverage are adequate.

Item 2 - Properties

     The Company's executive offices are presently contained within an office complex in Bala Cynwyd, Pennsylvania and is approximately 2,000 square feet. The offices are leased for a period of three years, commencing January 1996, at a net monthly rental of $2,400.

     Navtech's operations are housed in a leased 54,000 square foot facility in Ship Rock, New Mexico at a gross monthly rental of $4,050. Navtech has signed a 10 year lease with the Navajo Nation for this facility which began in January 1996.

Item 3 - Legal Proceedings

      On May 26, 1995, the Company's majority owned subsidiary Country World Casinos, Inc. ("CWC") commenced a lawsuit against Tommyknocker
Casino Corp. ("Tommyknocker") and New Allied Development Corporation
("New Allied") in the District Court of Denver, County of Denver, Colorado, case number 95CV 2310. This action is primarily for breach of contract in connection with the acquisition of certain real property by CWC from the defendants. CWC is seeking monetary damages and declaratory relief.

     On August 15, 1995, Tommyknocker and New Allied filed a counterclaim in the aforementioned action against CWC, the Company, Ronald Nathan, Sal Lauria, who are former board members of CWC, Roger LeClerc, President of CWC, William Patrowicz and David Singer, current directors of CWC. The counterclaim alleges that CWC is in default under the Promissory Note issued by CWC to Tommyknocker in connection with the acquisition of the real property, CWC failed to register stock on behalf of Tommyknocker and that the Company has acquired control of CWC to the detriment of Tommyknocker and New Allied.

          In a related action on June 28, 1995, Tommyknocker filed a Rule 120 Motion in the District Court, City and County of Denver, Colorado, case number 95CV 2799. This motion sought foreclosure of the real property discussed above. On October 4, 1995, the magistrate in this case granted Tommyknocker's motion and authorized the sale of the property pursuant to the foreclosure on October 12, 1995.

          On October 12, 1995, CWC filed a bankruptcy petition under Chapter 11 of Title 11 of the United States Code. The case was filed in the United States Bankruptcy Court, District of Colorado, case number 95-20563rjb. Pursuant to the filing of the Bankruptcy, an automatic stay went into effect pursuant to 11 U.S.C. Section 362 prohibiting the foreclosure sale. Tommyknocker filed a Motion for Relief from the stay and a hearing on this matter was held on December 22, 1995. On January 3, 1996, the Court ruled that CWC should be given an opportunity to proceed with its Bankruptcy proceedings in a diligent and timely fashion. The Court conditioned continuation of the stay pending the approval or denial as the case may be of CWC's financing proposal and certain other conditions. In March 1996, the Court approved CWC's financing proposal and in May 1996, CWC submitted a plan of reorganization to the Court which is pending.

          On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock, whichever be greater, for an extension of time to file a registration statement. The Company has failed to comply with the terms of the amended agreement. The Plaintiff has put the Company on notice that it intends to pursue this matter and seek collection of the remaining balance due under the Note. The Company believes that the delay in filing the Registration
Statement was in part caused by the Trustee and intends on defending itself vigorously.

          The negative outcome of any of these actions will have a material impact on the operations of the Company and would result in a disruption of the Company's business.

Item 4 - Submission of Matters to a Vote of Security Holders

          On June 5, 1996, by written consent of a majority of the Company's stockholders without a meeting, action was taken to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20 million to 50 million shares. The foregoing was approved by the holders of 9,907,467 shares of the Company's Common Stock, constituting approximately 85.2% of such stock outstanding on April 30,1996, the record date.


PART II

Item 5 - Market for Common Equity and Related Stock Holder Matters

          The Company's Common Stock, Warrants and Series D Preferred Stock are currently traded in the NASDAQ SmallCap Market under the respective symbols "HOPR", "HOPRW" and "HOPRP".

          The following table sets forth the high and low prices for such securities on the NASDAQ SmallCap Market during the quarters indicated.
                                     Common Stock       Warrants          Preferred
          Period                     High     Low       High     Low       High    Low
December 20 to December 31, 1993     5 3/4    5 3/8      3/4     3/8        -       -
Quarter Ended March 31, 1994         6 1/4    5 1/2       1      5/8        -       -
Quarter Ended June 30, 1994          6 3/4    5 3/4     1 5/8     1         -       -
Quarter Ended September 30, 1994     8 1/8    6 1/2     4 1/8   1 7/8       -       -
Quarter Ended December 31, 1994      8 1/8    6 1/2     4 1/4   1 7/8      16      11
Quarter Ended March 31, 1995         7 1/4    5         4 1/8   2 3/8      16      10
Quarter Ended  June 30, 1995         7 3/8    5           4     2 3/8    15 1/4    10
Quarter Ended September 30, 1995     5 7/8    2 3/4     2 1/4    5/8       12     5 1/2
Quarter Ended December 31, 1995      3 7/8    1         1 5/8    5/8        8     2 1/4
Quarter Ended March 31, 1996       2 11/16   11/16      1 1/4    7/16       6     2 5/8

          On July 3, 1996, the closing price of the Common Stock, Warrants and
Preferred Stock were 11/32, 5/16 and 2 1/4, respectively.

          On July 3, 1996, there were 220 holders of record of the Company's
Common Stock, 32 holders of record of the Warrants and 15 holders of record of the Series D Preferred Stock. The Company believes that there are in excess of 1,000 beneficial owners of Common Stock, Warrants and Series D Preferred
Stock.

DIVIDEND POLICY

          The Company does not anticipate that it will pay cash dividends on the Common Stock in the foreseeable future. The payment of such dividends by the Company will depend on its earnings, if any, and financial condition and such other factors as the Board of Directors of the Company may consider relevant. The Company currently intends to retain any earnings to provide for the development and growth of the Company.

          Holders of shares of Series D Preferred Stock receive dividends of 10% per annum. Such dividends accrue and are cumulative from the date of original issue and are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year. Dividends on the shares of Series D Preferred Stock are payable prior to any dividends to be paid on the Common Stock. The Company intends to pay dividends on the Series D Preferred Stock to the extent its earnings are sufficient, as determined in the discretion of the Board of Directors of the Company. Under New Jersey law, the Company is not permitted to pay dividends if either (i) it would be unable to pay its debts as they become due in the ordinary course of business or (ii) its total assets would be less than its total liabilities. Accordingly, dividend payments have not been made since July 1, 1995, as the Company is investigating the legality of such payment.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

Plan for Elimination of Losses

          The Company experienced a substantial loss for the year ended March 31, 1996, such loss was attributable primarily to its woodworking business, which was conducted through its wholly owned subsidiary, HollyWood Manufacturing, Inc. ("HollyWood"). The Company explored ways to reduce future losses, including divesting itself of its woodworking business while continuing the sales operations. The Company held discussions with potential purchasers of its woodworking business. An offer had been presented but, the potential buyer was unable or unwilling to make a firm commitment regarding same. The Company was unsuccessful in its attempts to divest itself of its woodworking business or find a suitable manufacturer for its products and consequently, ceased ongoing operations of the woodworking business to reduce its losses. The Company dismissed the entire staff and management of its woodworking operation and has liquidated its assets. The lease for the facility housing HollyWood expired on December 31, 1995 at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets and collection of outstanding receivables to satisfy a secured credit facility with Riviera Finance of Chicago, Illinois.

          In April 1996, the company moved its wholly owned subsidiary, Navtech Industries, Inc., from Blanding, Utah to Shiprock, New Mexico. The move allowed Navtech to operate from one facility totaling 54,000 square feet in lieu of three facilities totaling 20,000 square feet. This will enable the company to operate with greater efficiency and substantial less cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It is anticipate that the new facility would allow Navtech to expand its revenues to $50,000,000 annually. Additionally, during the Company's first quarter of 1996 (April - June) the Company has changed the management of the Company with a parred down more cost conscious group of professionals to carry out the Company's plan and meet targeted budgets for the upcoming year.

          With the closing of the $5 million financing package for Country World Casinos, Inc., in May 1996, it is anticipated that Country World will be able to emerge from Chapter 11 proceedings in the immediate future, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of all outstanding State litigation (see item #3 Legal Proceedings) as a part of the Chapter 11 proceedings, it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the Casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs and plans to eliminate its office requirements in Denver during this fiscal year.

General

          On June 30, 1994, the Company acquired all of the issued and outstanding shares of Navtech Industries, Inc. ("Navtech"). Navtech is an electronic cable and contract assembly company located in Blanding, Utah. Navtech provides independent manufacturing services to OEM's in industries such as gaming, medical equipment, security systems, computer peripherals, in-room hotel mini-bars, and electronic musical systems. In addition, Navtech owns 27.6% of the issued and outstanding stock in RoomSystems, Inc.("RoomSystems"), a manufacturer of credit card activated in-room hotel mini-bars.

          Navtech's relationship with RoomSystems began in early 1992 when it built 450 mini-bars on a turnkey basis. Later in 1993, Navtech extended credit to RoomSystems, so that RoomSystems would have 50 units for a test marketing with a national hotel chain. During 1994, Navtech and RoomSystems expanded their relationship. Beginning in March 1994, Navtech entered into a series of agreements through which Navtech purchased 26.7% of the issued and outstanding stock of RoomSystems for $282,000, which $278,000 was provided to Navtech by the Company. In addition, in April 1994, Navtech and Room
Systems entered into an agreement granting Navtech exclusive rights to manufacture RoomSystems in-room hotel mini-bars, provided Navtech meets certain quality, production and related criteria. The agreement terminates on March 31, 1999, but is extended automatically for successive one year terms unless either party acts to terminate. In April 1996, RoomSystems initiated action to cancel the agreement due to price and quality issues. Navtech continues to manufacture for RoomSystems while both companies seek to negotiate a settlement to their respective differences.

          The Company has issued 500,000 shares of Common Stock to the former shareholders of Navtech in exchange for all outstanding shares of Navtech. Of such 500,000 shares, 166,667 shares are held in escrow pending Navtech achieving either: (a) $6 million in net sales, with net pre-tax profit of $500,000, for the 12 month period following the June 30, 1994 closing of the Navtech Acquisition or (b) $14 million in net sales, with net pre-tax profit of $1.2 million, for the 24 month period following such closing. If neither condition is satisfied, the 166,667 shares revert to the Company. In
March 1996, the Company elected to terminate the escrow agreement and returned the escrow shares to the former shareholders of Navtech.

          In order to support Navtech's current backlog of $6,500,000 and anticipated growth for the upcoming year 1996, the Company has negotiated a lease for an existing facility with the Navajo Nation in Shiprock, New Mexico. This facility totals 54,000 square feet under one roof as compared to the 20,000 square feet Navtech currently occupies in three separate facilities in Blanding, Utah. It is anticipated that this facility will allow for the Company's planned growth for the next three years and will provide for substantial cost savings in the areas supervision, transportation, utilities and training provided by the Navajo Nation, as well as, rebates provided by the federal government for employing members of the Navajo Nation. The move to this new facility was completed in April 1996. In order to finance Navtech's current backlog, the Company has successfully negotiated a receivable and inventory line of credit with First National Bank of Farmington for a one year term in the amount of $1,500,000. Further anticipated growth will require additional funding and to this end, the Company recently completed a private equity placement of the Company's Series E Preferred Stock, in the amount of $7.67 million.

          On April 20, 1995, the Company acquired 5,000,000 shares of Common Stock of Country World Casinos, Inc. ("Country World"), in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. The Company also acquired 16,667 shares of Country World Common
Stock in a separate transaction for $50,000. Country World has purchased real estate located in the gaming district of Black Hawk, Colorado, on which it seeks to construct the Casino. In addition, the Company acquired an additional 2,250,453 shares of Common Stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's Common Stock. As of March 31, 1996, the Company owns 66.3% of the outstanding shares of Country World Common Stock and 54.9% of the total voting stock (Common and Preferred) of Country World.

          In late October 1995, Country World petitioned the U.S. Bankruptcy Court for the District of Colorado for protection under the rules of Chapter 11 of the Bankruptcy Code in order to stop the foreclosure on the property identified as Millsites 12, 13 and the Smith Mining Claim by Tommyknocker, a subsidiary of New Allied Development Corporation ("New Allied"). In May 1995, Country World filed suit against New Allied in State Court for amongst other things, failure to satisfy a first deed of trust obligation, overcharges in conjunction with an EPA remediation plan and action taken by a New Allied officer and related parties requiring Securities and Exchange Commission sanctions which in turn could jeopardize Country World's ability to obtain a gaming license. In June 1995, New Allied filed a counterclaim to this action.

          The Company, on behalf of Country World, has obtained a financing commitment for 5 million dollars ($5,000,000) which will enable Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing proposal has been approved by the Bankruptcy Court and the Company has acquired the funds and distribution will be made in accordance with the Court's order.

          Country World anticipates that it will require an additional approximately $27,350,000 to construct an operational and licensed Casino. At present, a letter of intent for the permanent financing is in place to fund the Casino after construction, however there can be no assurance that the closing of such financing will be obtained.





Results of Operations
Twelve Months Ended March 31, 1996 Compared to Twelve Months Ended
March 31, 1995

         Based on the following results of operations and the substantial losses attributable to HollyWood, the Company decided to cease ongoing operations of this segment of the Company's business. Due to the plan of discontinuance for HollyWood, revenues and net losses have been eliminated from the statement of operations. The following comparison, therefore, does not include the results attributable to HollyWood, but contains the costs of discontinued operations.

          Revenues for the twelve months ended March 31, 1996 were $4,110,443 as compared to $5,279,766 for the twelve months ended March 31, 1995. The decrease in revenues is a result of the inability of the Company to fund increased sales.

          Cost of sales for the twelve months ended March 31, 1996 was $5,143,819 as compared to $4,013,435 for the twelve months ended March 31, 1995. This increase of $1,130,384 was primarily a result of costs associated with the operations of Navtech and one time costs associated with reduction and elimination of inventory.

          Gross (loss) profits were $(1,033,376) for the twelve months ended March 31, 1996, as compared to $1,266,331 for the twelve months ended March 31, 1995, as a result of the reasons described above.

          Total operating expenses for the twelve months ended March 31, 1996 were $5,213,760 as compared to $1,371,189 for the comparable period ended
March 31, 1995. This increase of was related to the operation and moving into new facilities of Navtech, the acquisition and development of Country World and to increased legal and other administrative fees associated with the closing of the woodworking business, raising of working capital, Country World's Chapter 11 proceedings and consulting, as well as promotional fees.

          Operating losses totaled $6,247,136 for the twelve months ended March 31, 1996, as compared to an operating loss of $104,858 for the same period in 1995 for the reasons described above.

          Interest expense for the twelve months ended March 31, 1996 was $468,483 as compared to $265,272 for the twelve months ended March 31, 1995. This increase is substantially due to funds borrowed to complete the Country World Acquisition and settle outstanding litigation.

Liquidity and Capital Resources

          To date, the Company has met its cash requirements through funds generated by the IPO, the offering of the Series D Preferred Stock, borrowings and other equity investments. The Company experienced a severe cash shortage and sustained substantial operating losses. Additional funds will be required during the current fiscal year to satisfy the Company's cash requirements. To the extent the Company has ceased operations of its woodworking business, its cash requirements have diminished accordingly, and a new line of credit has been secured to fund Navtech's operations with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility are for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime. Additionally, the Company raised $7,670,000 through a private equity placement of the Company's Series E Preferred Stock. Unless and until the Company improves its financial results sufficiently and maintains such improved results, the Company may have to borrow or raise additional capital to fund any cash shortages as a result of the Company's continuing losses.

          To fund cash shortages, the Company has had to borrow money at very high interest rates. In September 1994, the Company entered into a credit facility with Riviera Finance of Illinois, which replaced the UJB Facility, under which the Company was in default. The terms of the replacement facility were for a receivable line of credit in an amount not to exceed $650,000, of which $590,000 was borrowed ($250,000 of which was immediately applied to the repayment in full of the outstanding debt with United Jersey Bank). This indebtedness was paid down to $190,000 out of the proceeds of the Series D Offering. Under this facility, the Company paid interest at the rate of 36% per annum, and had granted a security interest in its receivables. The facility expired on February 28, 1995 and had been extended informally since that time on a month to month basis at an interest rate of 22% per annum. In May 1995, the Company entered into a written agreement with Riviera Finance increasing the facility to a total of $1,200,000 to run for one year and to be renewable thereafter from year to year. As a result of HollyWood ceasing its operations, Riviera Finance declared the Company in default of its agreement and made demand for payment in full of the outstanding balance from the Company. The Company paid Riviera Finance from the proceeds of the liquidation of HollyWood and collection of HollyWood's outstanding receivables. As of the date hereof, the Company is no longer indebted to Riviera Finance. In May 1995, the Company borrowed $500,000 from the Calvin Black Trust, which was due October 1, 1995. The note paid 2% interest per month, payable monthly. The Company defaulted in its obligation to repay the debt to the Calvin Black Trust by October 1, 1995 and was subsequently declared to be in default of its obligation under the terms of the note and agreement. The Calvin Black Trust filed a complaint in Federal Court in the District of Utah for repayment of the debt. On January 15, 1996 the Company, The Calvin Black Trust and Norlar, Inc., a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company, and his spouse, entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of this Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a registration statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock, whichever be greater, for an extension of time to file a registration statement. The Company has failed to comply with the terms of the amended agreement. The Trust has put the Company on notice that it intends to pursue this matter and seek collection of the remaining balance due under the note. The Company believes that the delay in filing the Registration Statement was in part caused by the Trustee and will defend itself vigorously.

          In July 1994, Norlar, Inc. converted $240,000 of indebtedness owed to it by the Company into 240,000 shares of Series C Preferred Stock and in July 1995, converted $100,000 of indebtedness into 100,000 shares of Series C Preferred Stock, in order to reduce the Company's indebtedness. Additionally, July 25, 1995, Norlar, Inc. converted 75,000 shares of Series B Preferred Stock into 450,000 shares of Series C Preferred Stock. The Series C Preferred Stock carried a $.125 per share per annum dividend (equivalent to a 12.5% annual interest rate on the converted indebtedness) and a $1.00 liquidation value per share. Each share was convertible into four shares of Common Stock and had voting rights equal to four votes per share. On December 16, 1994, Norlar converted the 240,000 shares of Series C Preferred Stock, pursuant to the terms thereof, into 960,000 shares of Common Stock. In August 1995, converted 450,000 shares of Series C Preferred Stock into 1,800,000 shares of Common Stock and in December 1995, 100,000 shares of Series C Preferred Stock into 400,000 shares of Common Stock. Upon the consummation of the Series D Offering in November 1994, certain indebtedness of the Company in the amount of $240,000 owed to the former Vice-Chairman, was purchased equally by Samanda, Inc. and Sunrise Group, Inc. On December 19, 1994, Samanda and Sunrise each converted $90,000 of such debt into 90,000 shares of Series C Preferred Stock, thus relieving the Company of such indebtedness, and on December 30, 1994 converted such preferred stock, pursuant to the terms thereof into 360,000 shares of Common Stock each. On August 22, 1995, Samanda, Inc. converted its remaining $30,000 debt into 30,000 shares of Series C Preferred Stock and on December 11, 1995, into 120,000 shares of Common Stock.

          In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 from three individuals and entities at 15% annual interest. In lieu of such interest, the Company issued to such note holders an aggregate of 150,000 shares of Common Stock. The principal amount of such notes was due and payable on January 13, 1996, and in March 1996, the Company entered into an extension agreement with the three individuals whereas the Company made a partial payment of $500,000 and Mr. Larry Berman, the Company's Chairman, gave 370,000 shares of his personal stock for an extension until August 9, 1996 at which time a balance payment of $400,000 is due. The Company utilized the $1,000,000 to make a loan to Country
World, which indebtedness was canceled in exchange for the issuance of 5,000,000 shares of Country World common stock to the Company. The Company plans to invest up to an additional $35 million to develop and construct the casino and hotel complex in Black Hawk, Colorado. The Company has secured construction financing and has a commitment letter for the permanent financing of the project, however there can be no assurance that the closing of such financing will be obtained.

          In 1994, the Company made available to Navtech working capital of up to $1,700,000. Of such amount, approximately $838,000 was expended out of the Company's net proceeds from the Series D Offering as follows: (a) an amount (approximately $434,000) representing pre-tax profits earned by Navtech for the period from April 1,1994 to June 30, 1994 (the date of the Navtech Acquisition) , as $342,000 was paid in cash, $50,000 of such indebtedness was converted to Series C Preferred Stock and subsequently, in October 1995, was converted into 200,000 shares of Common Stock and approximately $42,000 of debt was converted to equity through the issuance of Common Stock, (b) an amount (approximately $239,000) to satisfy certain outstanding obligations of Navtech and an amount ($178,000) for the remaining balance of the $278,000 exercise price of the RoomSystems Option. The balance (approximately $862,000) was made available to Navtech for working capital purposes, through an increase in its bank line credit, relieving outstanding debt and allowing Navtech to retain and re-invest interim profits.

          An aggregate of 300,000 shares of Common Stock of the Company were placed in escrow in connection with the IPO, pending the Company's attainment of certain minimum annual earnings thresholds. The holders of these shares consist of (a) Norlar, Inc. (b) Mr. Cary Berman, the son of Mr. Larry Berman and certain other shareholders of the Company, none of whom are officers, directors, employees, consultants or contractors to the Company or otherwise affiliated with the Company. In the event the Company's earnings before income tax as reported in the Company's audited financial statements exceed $800,000 for the fiscal year ended March 31, 1995, then all 300,000 shares would have been released from escrow and delivered to such shareholders. If Minimum Pre-Tax Earnings for such year had been less than $800,000 but more than $400,000, then 150,000 shares would have been released. No shares were released, however, as such earnings levels were not met. If cumulative Minimum Pre-Tax Earnings for the two years ending March 31, 1996 shall exceed $1,000,000, then any shares then remaining in escrow shall be released. In the event any of the shares are released from escrow to officers and other employees of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. In the event the Company attains any of the earnings thresholds required for the release of the escrow shares, the release of the escrowed shares to such officers and other employees (an aggregate of 200,000 shares in this case) will be deemed additional compensation expense to the Company. Accordingly, the Company will, in the event of the release of the escrowed shares, recognize during the period in which the earnings thresholds are met, what could be a substantial charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the difference between the aggregate market price of such shares at the time of the release from escrow and the aggregate original issue price thereof (between $.07 and $.08 per share). The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. In November 1995, due to the acquisition of Navtech in June 1994 and acquisition of majority interest in Country World in April 1995, significantly changing the overall company, the Board of Directors voted to eliminate the escrow agreement and return such shares accordingly.

          The Company consummated a Private Placement of 767,000 shares of its Series E Convertible Preferred Stock in March of 1996, resulting in gross and net proceeds of $7,670,000 and $6,628,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported by NASDAQ, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion.

          In December 1995, the Company issued 300,000 shares of its Common Stock to Mr. Irwin Schneider in return for services rendered in connection with the liquidation of its woodworking subsidiary and the reorganization of Country World Casinos, Inc.

          In October 1995, the Company issued 15,000 shares of its Common Stock each to Mr. Herbert Sommer, Esq. and Mr. Joel Schneider, Esq. as a retainer for legal services to be performed through July 1996.

          In August 1995, the Company issued 12,500 shares of its Common Stock each to Mr. Herbert Sommer, Esq. and Mr. Joel Schneider, Esq. in return for legal services performed. Additionally, the Company issued 3,750 shares of its Common Stock each to Mr. Morton Shapiro, Esq. and Mr. Richard Shapiro, Esq.
in return for legal services performed.

          In January 1996, the Company issued 50,000 shares of its Common Stock to the Law firm of Sommer & Schneider LLP in return for legal services performed.

          On January 24, 1996, the Company hired Corporate Relations Group, Inc. ("CRG") to act as the Company's financial public relations firm. The agreed fee for these services was $350,000 payable in cash or, at the Company's option 273,437 shares of the Company's Common Stock. Norlar, Inc. a company owned by Mr. Larry Berman, the Company's Chairman, and his spouse, assumed the Company's obligations under the agreement and transferred to CRG 273,437 shares of the Company's Common Stock. The Company has agreed to repay
Norlar, Inc. at the discretion of the Board of Directors either $350,000 ($1.28 per share) or 273,437 shares of the Company's Common Stock prior to July 31, 1996. On February 26, 1996, the Company paid Norlar, Inc. $350,000 in lieu of issuing additional shares of stock.

          In February 1996, the Company hired Martin Janis & Company to act as agent for the Company in providing additional public relations services for a three month period. The Company issued 35,000 shares of its Common Stock for such services and in May 1996, paid an additional fee of approximately $24,000 for such three month period. Additionally, the Company will retain limited services from Martin Janis & Company for the next nine months at a fee of $3,000 per month.

          In June 1996, the Company issued an aggregate of 1,300,000 shares of its Common Stock to Messrs. Irwin Schneider, Eugene Lombardo and Scott Schneider in return for certain services performed by these individuals on behalf of the Company.

Item #7   Financial Statements - See Page F-1

Item #8 Changes in and disagreements with accountants on accounting and financial disclosure. - Not applicable



                   PART III

Item #9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

          The executive officer and directors of the Company are as follows:

Name                        Age       Position with the Company

Larry S. Berman             61        Chairman, Chief Executive Officer,
                                      Secretary, and Director

William H. Patrowicz        48        President, Chief Operating Officer,
                                      Treasurer, and Director

Cary Brett Berman           35        Vice President and Director

Harold Goldstein            65        Director


          LARRY S. BERMAN has served as Chairman, Secretary, and Director of the Company since June 1992. Since 1982, Mr. Berman has been Vice President of Coastal Leasing and Investment, Inc. where he is responsible for restructuring and otherwise assisting companies raise debt and equity funds.

          WILLIAM H. PATROWICZ has served as President, Chief Operating Officer, and Director of the Company since June 1992. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., most recently as Senior Vice President of Operations.

          CARY BRETT BERMAN served as a Sales Representative for the Company from December 1992 until December 1993 when he was promoted to Vice President. Prior to joining the Company, Mr. Berman was President of Active American Apparel, Inc., a New York based clothing company, from 1985 to December 1992. Mr. Berman is the son of Larry S. Berman.

          HAROLD GOLDSTEIN has served as a Director of the Company since March 1996. Since 1982, Mr. Goldstein has been President of Coastal Leasing and Investment, Inc., where he is responsible for restructuring and otherwise assisting companies raise debt and equity funds.

          Directors hold office until the next annual meeting of stockholders following their elections, or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.


Item #10
Executive Compensation

The following table sets forth the cash compensation paid by the Company to its chief executive officer and each of its executive officers whose total cash compensation exceeded $100,000 for the fiscal period ended March 31, 1996, 1995 and 1994, respectively:

Name and              Fiscal                          Other
Principal                    Annual
Position              Year   Salary ($)     Bonus ($) Compensation

Larry S. Berman       1994    26,000(1)          0         0
Chairman and Chief    1995   117,000(2)          0         0
Executive Officer     1996   156,000             0         0

William H. Patrowicz  1994   104,000             0         0
President and Chief   1995   110,500(3)          0         0
Operating Officer     1996   130,000             0         0

(1) Until December 31, 1993, Mr. Berman served for no compensation. From January 1, 1994 until January 1, 1995, his compensation has been equivalent to the compensation of Mr. Patrowicz.
(2) Includes a portion of a $156,000 annual salary which took effect January 1, 1995.
(3) Includes a portion of a $130,000 annual salary which took effect January 1, 1995.

          The value of personal benefits furnished to Mr. Patrowicz and Mr. Berman did not exceed 10% of their respective cash compensation.

          The Company has no stock option, defined benefit or restricted stock award plans.

          The Company estimates that prior to January 1, 1994, Mr. Larry Berman spent approximately 5% to 10% of his time advising the Company with respect to its affairs. Since January 1, 1994, Mr. Berman has spent a substantial majority of his time in management activities relating to the Company. Mr. Berman will not receive any compensation for previously rendered services.

          In August 1994, the Company entered into a consulting agreement with Mr. Alfred Abrams, the former Vice Chairman and Director of the Company. Additionally, Mr. Berman entered into an agreement with Mr. Abrams regarding the purchase of Mr. Abrams' equity and debt interests in the Company upon the consummation of the Series D Offering. In December 1995, such consulting agreement was terminated.

          In February 1996, the Company and Mr. Lloyd Kartchner, Chief Executive Officer and Director of Navtech, agreed to a mutual separation of the parties under certain terms and conditions. Among the most important terms being, Mr. Kartchner has agreed not to compete with the Company for a period of three years in return for a buy out of his employment contract in the amount of $150,000, release of his personal guarantees associated with the Company's business, release of the Escrow Agreement, registration of his Holly Products, Inc. shares of Common Stock and indemnification for any claims, past or future.


Item #11  Security Ownership of  Certain Beneficial Owners and Management.

          Set forth below is information at March 31, 1996, concerning the beneficial ownership of Common Stock by (I) all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group.

          Shares Beneficially Owned

Name (1)(2)(3)(4)(5)                 Number           Percent

Larry S. Berman (3)(4)(5)           2,364,363           7.7%
Chairman, Chief Executive
Officer, Secretary, and
Director of the Company

Cary Brett Berman                      --                --
Vice President and Director

William H. Patrowicz                   --                --
President, Chief Operating
Officer, Treasurer,
and Director

Harold Goldstein                       --                --
Director

All Directors and Executive         2,364,363            7.7%
Officers as a Group (4 persons)

(1) Except as indicated below, all of such persons and entities have sole investment and voting power over the shares listed as being owned by them.

(2)       The addresses of certain of such persons are:

          Larry Berman
          Cary Brett Berman
          William H. Patrowicz
          Harold Goldstein
          Holly Products, Inc.
          200 Monument Road, Suite 10
          Bala Cynwyd, Pennsylvania 19004

(3)       Norlar, Inc. is the record holder of a portion of such shares.

(4) Includes 200,000 shares held by Mr. Cary Brett Berman for which Larry Berman has full voting and dispositive powers.

(5) Upon the effectiveness of a future Registration Statement, Norlar, Inc. shall transfer to The Calvin Black Trust the greater of 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock as part of the settlement of a certain lawsuit between the Company and The Calvin Black Trust.

          In June 1994, in connection with the Navtech Acquisition, 166,667 shares of the 500,000 shares of Common Stock issued to the sellers of the Navtech stock were placed in escrow (the "Navtech Escrow Shares"). In March 1996, all such shares were released from escrow by the Company as a part of a separation agreement with Mr. Lloyd Kartchner, former CEO of Navtech.


Item 12   CERTAIN TRANSACTIONS

          The Company entered into a Consulting Agreement, dated as of August 12, 1994, with Alfred Abrams, the former Vice Chairman and Director of the Company, pursuant to which Mr. Abrams is to devote up to ten hours a week to soliciting business for the Company and participating in its marketing and long term planning efforts, among other things. The Consulting Agreement memorialized a verbal arrangement negotiated between the Company and Mr.
Abrams in January 1994.  Such agreement was terminated in December 1995.

          In November 1994, Mr. Abrams sold to Norlar, Inc. 250,000 shares of the Company's Common Stock plus 100,000 shares of Common Stock subject to the Escrow Agreement for $350,000, and 37,500 shares of the Company's Series
B Preferred Stock for $225,000. Simultaneously therewith, Sunrise and Samanda, upon assignment from Mr. Larry Berman, purchased equally from Jefacor, Inc., a corporation owned by Mr. Abrams and his spouse, a promissory note of the Company in the original principal amount of $240,000 for a like sum. On December 19, 1994, Sunrise and Samanda each converted $90,000 of the purchased indebtedness into 90,000 Shares of Series C Preferred Stock, thus relieving the Company of such indebtedness. The shares of Series C Preferred Stock were converted on December 30, 1994, in accordance with their terms, into 360,000 shares of Common Stock each. Samanda is owned by the spouse of Mr. Norman Berman, Mr. Larry Berman's brother, and Sunrise is owned by an existing stockholder of the Company which is not otherwise affiliated with the Company or any officer or director thereof. Subsequently, on August 22, 1995, Samanda, Inc. converted its remaining $30,000 debt into 30,000 shares of Series C Preferred Stock and on December 11, 1995 into 120,000 shares of Common Stock.

          In July 1994, in order to reduce the Company's indebtedness, the $240,000 of indebtedness owed by the Company to Norlar, Inc. was converted into 240,000 shares of Series C Preferred Stock, which in December 1994 were converted pursuant to their terms into 960,000 shares of Common Stock. In January 1995, Mr. Larry Berman sold 720,000 of such shares of Common Stock for $1 per share. In July 1995, Norlar, Inc. converted $100,000 of indebtedness into 100,000 shares of Series C Preferred Stock and in December 1995, converted such into 400,000 shares of Common Stock.

          In October 1993, certain indebtedness owed to Norlar, Inc. (upon assignment from Mr. Cary Brett Berman, the son of Mr. Larry Berman) and to Mr. Alfred Abrams, in the aggregate amount of $450,000, was converted into 75,000 shares of Series A Preferred Stock. The indebtedness resulted from capital provided to the Company by Messrs. Abrams and Berman. The conversion was effected at the request of Messrs. Berman and Abrams pursuant to written agreement, pursuant to which the shares of Series A Preferred Stock were issued and the promissory notes relating thereto were delivered to and canceled by the Company. The Series A Preferred Stock carried a $.75 per share per annum dividend rate (equivalent to a 12.5% annual interest rate on the converted indebtedness), no voting rights or conversion features, and had a $6.00 liquidation value per share. Dividends on the Series A Preferred Stock were cumulative and were payable before any dividends could be declared and paid upon or set aside for any shares of Common Stock in any such year when and as declared by the Board of Directors. The Company had the right, at its option, to redeem the Series A Preferred Stock, including on a pro rata basis if not all such shares were redeemed, commencing August 1, 1994 at an amount equal to the liquidation preference thereof plus accrued and unpaid dividends. In December 1993 the Series A Preferred Stock was exchanged for an equivalent number of shares of the Series B Preferred Stock after which the outstanding shares of Series A Preferred Stock were canceled and are therefore no longer outstanding. As stated above, in November 1994, in connection with the resignation of Mr. Abrams his 37,500 shares of Series B Preferred Stock was purchased by Norlar, Inc. for $225,000. Subsequently, in July 1995, the 75,000 shares of Series B Preferred Stock, held by Norlar, Inc., were converted into 450,000 shares of Series C Preferred Stock, pursuant to the terms thereof, and accordingly converted into 1,800,000 shares of Common Stock.

          In private placement in May 1994, the Company sold warrants to purchase 4,000,000 shares of the Company's Common Stock to six persons not affiliated with the Company for an aggregate consideration of $300,000. These warrants are exercisable at any time through December 19, 1998 at a price of $5.75 per share and were, along with the underlying shares of Common Stock, subsequently registered in November 1994.

          In June 1994, the Company issued 500,000 shares of its Common Stock for the acquisition of 100% of the outstanding stock of Navtech. In connection with the Navtech Acquisition, the Company issued 15,000 shares of its Common Stock to Trinity American, a stockholder not otherwise affiliated with the Company, as compensation for its assistance in the Navtech Acquisition.

          In May 1995, in order to reduce the Company's indebtedness, the Company issued 50,000 shares of Series C Preferred Stock to Mr. Lloyd Kartchner, former CEO of Navtech and a director of the Company, in exchange for the Company's note in the amount of $50,000. In October 1995, Mr. Kartchner converted such shares into 200,000 shares of the Company's Common Stock.

          No underwriters were involved in connection with the above transactions and, consequently, there were no underwriting discounts or commissions.

          Mr. Cary Brett Berman, the son of Mr. Larry Berman, the Chairman of the Company, owns 200,000 shares of Common Stock. In July 1992, sole voting and dispositive power with respect to such stock was transferred to Mr. Larry Berman by a written instrument transferring such rights until May 1995, which date was subsequently extended to December 20, 1995, two years from the IPO and was again extended to December 20, 1996.

          On April 20, 1995, the Company acquired 5,000,000 shares of Common Stock of Country World Casinos, Inc. ("Country World"), in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. The Company also acquired 16,667 shares of Country World Common
Stock in a separate transaction for $50,000. Country World has purchased real estate located in the gaming district of Black Hawk, Colorado, on which it seeks to construct the Casino. In addition, the Company acquired an additional 2,250,453 shares of Common Stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's Common Stock. As of March 31, 1996, the Company owns 66.3% of the outstanding shares of Country World Common Stock and 54.9% of the total voting stock (Common and Preferred) of Country World.

          From December 1995 to March 1996, the Company sold 767,000 shares
of its Series E Convertible Preferred Stock for $10.00 per share.   This
transaction was done in accordance with Regulation S of the Securities Act of 1933. The Series E Preferred Stock is convertible into the Company's Common Stock at the lesser of 75% of the bid price on the date of closing or 65% of the bid price on the five days preceding the conversion date. The Company received net proceeds from this transaction of approximately $6,628,000. The proceeds were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech.

          In December 1995, the Company committed to guaranty a $5 million loan for Country World for use in paying the secured and unsecured creditors of Country World. The loan is approved by the U.S. Bankruptcy Court for the District of Colorado and said funds are to be distributed in accordance with the Court's Order.

          In December 1995, the Company committed to guaranty a $27.35 million loan for Country World in the form of permanent financing to replace construction financing to construct the largest casino in the state of Colorado.

          On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common stock, whichever be greater, for an extension of time to file a Registration Statement.

          On January 24, 1996, the Company hired Corporate Relations Group, Inc. ("CRG") to act as the Company's financial public relations firm. The agreed fee for these services was $350,000 payable in cash or, at the Company's option 273,437 shares of the Company's Common Stock. Norlar, Inc. a company owned by Mr. Larry Berman, the Company's Chairman, and his spouse, assumed the Company's obligations under the agreement and transferred to CRG 273,437 shares of the Company's Common Stock. The Company has agreed to repay
Norlar, Inc. at the discretion of the Board of Directors either $350,000 ($1.28 per share) or 273,437 shares of the Company's Common Stock prior to July 31, 1996. On February 26, 1996, the Company paid Norlar, Inc. $350,000 in lieu of issuing additional shares of stock.

          In February 1996, the Company hired Martin Janis & Company to act as agent for the Company in providing additional public relations services for a three month period. The Company issued 35,000 shares of its Common Stock for such services and in May 1996, paid an additional fee of approximately $24,000 for such three month period. Additionally, the Company will retain limited services from Martin Janis & Company for the next nine months at a fee of $3,000 per month.

          In April 1996, the Company filed for approval with the State of New Jersey, pursuant to the provisions of Section 14A:7-2(2) of the New Jersey Business Corporation Act, a Certificate of Amendment to its Certificate of Incorporation to authorize the issuance of 555,000 of Preferred Stock of the Corporation to be designated Class Z Preferred Stock, $0.25 par value. Such designation was approved by the State in April 1996. The reason for such authorization is due to the Company, its Board of Directors and management team as a whole, submitting to a licensing procedure enforced by the State of Colorado Gaming Commission. Under the terms of the licensing procedure, all parties must be licensed prior to opening operations of Country World Casinos and if there was to be a sudden change in control in the Board of Directors or management team, the Casino would be forced to close until new personnel could be licensed, quite possibly bankrupting the Company.

          Therefore, in the best interest of all the shareholders investment, the Company has seen fit to file an Amendment to its Certificate of Amendment to its Certificate of Incorporation to authorize the Class Z Preferred Stock, which through its conversion will maintain the voting balance of the Company such that a take over and or buy out of large blocks of stock will not disrupt the planned building and licensing of Country World Casinos or disturb ongoing operations once the Casino is completed.

          In June 1996, the Company issued an aggregate of 1,300,000 shares of its Common Stock to Messrs. Irwin Schneider, Eugene Lombardo and Scott Schneider in return for certain services performed by these individuals on behalf of the Company.






















            ITEM #13 - EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT























































                 Signatures


          In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  HOLLY PRODUCTS, INC.

Dated:    August 2, 1996

/s/Larry S. Berman
Larry S. Berman
Chairman of the Board,
Executive Officer,
Secretary and Director


Dated:    August 2, 1996
/s/ William H. Patrowicz
William H. Patrowicz
President, Chief Operating
Officer, Treasurer and Director


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




/s/ Larry S. Berman                               August 2, 1996
Larry S. Berman
Chairman, Chief Executive Officer
Secretary and Director

/s/ William H. Patrowicz                          August 2, 1996
William H. Patrowicz
President, Chief Operating Officer,
Treasurer and Director

/s/ Cary Brett Berman                             August 2, 1996
Cary Brett Berman
Vice President and Director


/s/ Harold Goldstein                              August 2, 1996
Harold Goldstein
Director










        REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Holly Products, Inc.
        Bala Cynwyd, Pennsylvania


                 We have audited the accompanying
consolidated balance sheet of Holly Products, Inc. and its subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                 We conducted our audits in accordance
with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Products, Inc. and its subsidiaries as of March 31, 1996, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                 The accompanying consolidated financial
statements have been prepared assuming Holly Products, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit, recurring negative cash flows from operations, pending litigation involving one of its subsidiaries and the related filing of a bankruptcy petition under Chapter 11 by that subsidiary raise substantial doubt about Holly Products, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.



Cranford, New Jersey
June 21, 1996
HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.

Assets:
Current Assets:
         Cash and Cash Equivalents                                  $  934,462
         Accounts Receivable Trade - [Net of Allowance for Doubtful
          Accounts of $157,893]                                        378,450
         Inventory                                                     915,512
         Prepaid Expenses                                              446,980
         Other Current Assets                                            4,534

         Total Current Assets                                        2,679,938

Property and Equipment - [Net of Accumulated
         Depreciation and Amortization of $152,851]                  9,687,312

Deposits                                                               246,462

Investment at Equity                                                   266,076

Intangible Assets - Net                                                685,137

Other Assets                                                           343,436

         Total Assets                                               $13,908,361


See Notes to Consolidated Financial Statements.































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.




Liabilities and Stockholders' Equity:
Current Liabilities:
        Notes Payable - Related Party                             $  3,896,504
        Demand Notes Payable - Bank                                    858,353
        Notes Payable - Others                                         680,396
        Accounts Payable                                             1,535,888
        Accrued Expenses                                             1,400,833
        Payroll Taxes Payable                                           81,823
        Current Portion of Long-Term Debt                               58,748
        Current Portion of Capital Lease Obligations                    61,237
        Other Current Liabilities                                       14,182
        Net Liabilities of Discontinued Operations                     575,007

         Total Current Liabilities                                   9,162,971


Long-Term Debt                                                          61,765

Long-Term Portion of Capital Lease Obligations                         165,081

Minority Interest                                                    2,217,191

Commitments and Contingencies                                               --

Stockholders' Equity:
        Preferred Stock - Authorized 2,000,000 Shares:

          Series D: Convertible $10.00 Par Value, $1.00 Per
           Share Per Annum Cumulative Dividends, 389,975
           Shares Issued and Outstanding                             3,899,750

          Series E: Convertible $10.00 Par Value, 587,000
           Shares Issued and Outstanding                             5,870,000

        Additional Paid-in Capital [Preferred]                      (1,939,548)

        Common Stock - No Par Value, Authorized 20,000,000 Shares,
          10,350,460 Shares Issued and Outstanding                  10,214,387

        Additional Paid-in Capital [Common]                            (83,947)

        Accumulated [Deficit]                                      (15,659,289)

        Total Stockholders' Equity                                   2,301,353

        Total Liabilities and Stockholders' Equity                $ 13,908,361


See Notes to Consolidated Financial Statements.





HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Years ended
                                                          March 31,
                                                     1 9 9 6          1 9 9 5

Net Sales $                                       $ 4,110,443      $ 5,279,766
Cost of Sales                                       4,805,819        4,013,435
Inventory Reserve                                     338,000               --
        Total Cost of Sales                         5,143,819        4,013,435
        Gross Profit [Loss]                        (1,033,376)       1,266,331

Operating Expenses:
        General, Selling and Administrative         4,779,264        1,362,308
        Bad Debt Expense                              434,496            8,881

        Total Operating Expenses                    5,213,760        1,371,189

        Operating [Loss]                           (6,247,136)        (104,858)

Other [Expense]:
        Other Expenses                                (24,469)          (8,264)
        Interest Expense                             (468,483)        (265,272)

        Other [Expense] - Net                        (492,952)        (273,536)

Equity in Earnings of Investee                         85,355               --

Minority Interest Share in Loss of Subsidiary         143,101               --

[Loss] Income from Continuing Operations           (6,511,632)        (378,394)

Discontinued Operations:
[Loss] from Operations of Woodworking Business     (2,196,078)      (2,276,863)

Estimated [Loss] on Disposal of Woodworking
        Business Including Provision of $666,224
        for Operating Losses During the Phase
        Out Period                                 (2,709,280)              --

        Net [Loss]                                (11,416,990)      (2,655,257)

Preferred Stock Dividends                             439,479          219,250

        Net [Loss] Available to Common
         Stockholders                            $(11,856,469)     $(2,874,507)

Loss Per Common Share:
        [Loss] from Continuing Operations        $       (.97)     $      (.14)
        [Loss] from Discontinued Operations      $       (.33)     $      (.86)
        Estimated [Loss] on Disposal of
         Woodworking Business                    $       (.40)     $        --

        Net Income [Loss] Per Common Share       $      (1.76)     $     (1.08)

        Weighted Average Number of Common
         Shares Outstanding                          6,739,161       2,649,874

See Notes to Consolidated Financial Statements

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Preferred Stock
                                Series B          Series C           Series D            Series E
                                                                                                                 Additional
                            Number            Number             Number              Number               Paid-in
                            of Shares Amount  of Shares Amount  of Shares Amount   of Shares   Amount   Capital  Sub-total
Balance - March 31, 1994      75,000  $ 7,500     --     $  --       --   $   --        --       $ --   $ 442,500 $ 450,000

 Shares Issued for Acquisition  --       --       --        --       --       --        --         --       --         --
 Proceeds from Sale of Warrant  --       --       --        --       --       --        --         --       --         --
 Dividends Paid                 --       --       --        --       --       --        --         --       --         --
 Shares Issued in Exchange
   for Existing Debt            --       --    240,000   240,000     --       --        --         --       --      240,000
 Conversion to Common Stock     --       --   (240,000) (240,000)    --       --        --         --       --     (240,000)
 Shares Issued in Exchange for
   Existing Debt                --       --    180,000   180,000     --       --        --         --       --      180,000
 Conversion to Common Stock     --       --   (180,000) (180,000)    --       --        --         --       --     (180,000)
 Issuance of Preferred Stock -
   Series D                     --       --       --        --    402,500  4,025,000    --         --(1,174,920) (2,850,080)
 Net [Loss] for the Period      --       --       --        --       --       --        --         --       --         --
 Issuance of Common Stock
   in Lieu of Interest          --       --       --        --       --       --        --         --       --         --

Balance - March 31, 1995      75,000    7,500     --        --    402,500  4,025,000    --         --  (732,420)  3,300,080

Dividends Paid                  --       --       --        --       --       --        --         --       --         --
Shares Issued in Acquisition    --       --       --        --       --       --        --         --       --         --
Shares Issued in Exchange
 for Existing Debt              --       --    180,000   180,000     --       --        --         --       --      180,000
Conversion to Preferred Stock (75,000) (7,500) 450,000     7,500     --       --        --         --       --         --
Conversion to Common Stock      --       --   (450,000)   (7,500)    --       --        --         --    (442,500) (450,000)
Shares Issued for Litigation
 Settlement                     --       --       --        --       --       --        --         --       --         --
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Conversion to Common Stock      --       --   (180,000) (180,000)    --       --        --         --       --     (180,000)
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Shares Issued in Exchange for
 Existing Debt                  --       --       --        --       --       --        --         --       --         --
Shares Issued for Services
 Rendered                       --       --       --        --       --       --        --         --       --         --
Issuance of Series E Preferred
 Stock                          --       --       --        --       --       --     747,000  7,470,000  1,020,401 6,449,599
Conversion to Common Stock      --       --       --        --    (12,525) (125,250) (160,000)(1,600,000)   255,773 1,469,477
Net [Loss] for the Period       --       --       --        --       --       --        --         --       --         --

Balance - March 31, 1996        --    $  --       --     $  --    389,975  $3,899,750  587,000  $5,870,000  $(1,939,548)  $7,830,202

See Notes to Consolidated Financial Statements.























HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Additional                     Total
                                          Sub-Total    Number                   Paid-in      Accumulated      Stockholders'
                                          Forwarded    of Shares     Amount     Capital       [Deficit]         Equity
Balance - March 31, 1994                  450,000     1,764,600    $2,984,384   $(383,947)    $(1,337,938)   $ 1,712,499

Shares Issued for Acquisition                --         515,000     1,044,999        --              --        1,044,999
Proceeds from Sale of Warrants               --            --            --       300,000            --          300,000
Dividends Paid                               --            --            --          --          (111,500)      (111,500)
Shares Issued in Exchange
 for Existing Debt                        240,000          --            --          --              --          240,000
Conversion to Common Stock               (240,000)      960,000       240,000        --              --            --
Shares Issued in Exchange for
 Existing Debt                            180,000          --            --          --              --          180,000
Conversion to Common Stock               (180,000)      720,000       180,000        --              --            --
Issuance of Preferred Stock -
 Series D                               2,850,080          --            --          --              --        2,850,080
Net [Loss] for the Period                    --            --            --          --        (2,655,257)    (2,655,257)
Issuance of Common Stock
 in Lieu of Interest                         --         150,000       150,000        --              --          150,000

Balance - March 31, 1995                3,300,080     4,109,600     4,599,383     (83,947)     (4,104,695)     3,710,821

Dividends Paid                               --            --            --          --          (137,604)      (137,604)
Shares Issued in Acquisition                 --         744,592     2,187,733        --              --        2,187,733
Shares Issued in Exchange
 for Existing Debt                        180,000          --            --          --              --          180,000
Conversion to Preferred Stock                --            --            --          --              --             --
Conversion to Common Stock               (450,000)    1,800,000       450,000        --              --             --
Shares Issued for Litigation Settlement      --          25,000        75,000        --              --           75,000
Shares Issued for Services Rendered          --           7,500        11,250        --              --           11,250
Shares Issued for Services Rendered          --          25,000        87,500        --              --           87,500
Conversion to Common Stock               (180,000)      720,000       180,000        --              --             --
Shares Issued for Services Rendered          --          30,000        78,750        --              --           78,750
Shares Issued for Services Rendered          --         300,000       862,500        --              --          862,500
Shares Issued for Services Rendered          --          50,000       128,100        --              --          128,100
Shares Issued in Exchange for
 Existing Debt                               --          27,932        38,756        --              --           38,756
Shares Issued for Services Rendered          --          35,000        45,938        --              --           45,938
Issuance of Series E Preferred Stock     6,449,599         --            --          --              --        6,449,599
Conversion to Common Stock              (1,469,477)   2,475,836     1,469,477        --              --             --
Net [Loss] for the Period                    --            --            --          --       (11,416,990)   (11,416,990)

Balance - March 31, 1996                 7,830,202   10,350,460   $10,214,387   $ (83,947)   $(15,659,289)    $2,301,353

See Notes to Consolidated Financial Statements.



HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years ended
                                                             March 31,
                                                       1 9 9 6       1 9 9 5
Operating Activities:
  [Loss] From Continuing Operations                 $(6,511,632)  $ (378,394)
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                        221,211      165,416
   Amortization of Deferred Financing Activities        112,500       37,500
   Bad Debt                                             434,496        8,881
   Equity in Earnings of Unconsolidated Affiliate       (85,355)         --

  Changes in Assets and Liabilities:
   [Increase] Decrease in: Accounts Receivable          379,928     (916,271)
   Inventory                                            (86,493)    (829,019)
   Other Current Assets                                  (2,800)      (4,509)
   Deposits                                            (238,734)         --
   Prepaid Expenses                                    (446,980)         --
   Other Assets                                        (246,157)      (3,926)
   Intangible Assets                                   (149,000)         --

   Increase [Decrease] in:
   Accounts Payable and Accrued Expenses              1,285,789      377,417
   Payroll Taxes Payable                                 59,395       22,428
   Other Current Liabilities                            (28,954)         --

   Total Adjustments                                  1,208,846   (1,142,083)

  Net Cash - Continuing Operations - Forward         (5,302,786)  (1,520,477)

Discontinued Operations:
  Net [Loss] From Discontinued Operations            (2,196,078)  (2,276,863)
  Adjustments to Reconcile Net [Loss] to Net
   Cash Operations:
   Depreciation and Amortization                         59,540      124,341
   Bad Debts                                                --        38,563
   Changes in Net Assets, Liabilities and Loss        4,556,730    1,513,154
   Estimated Loss in Disposal of Woodworking
    Business                                         (2,709,280)         --

  Net Cash - Discontinued Operations - Forward         (289,088)    (500,805)

Investing Activities - Continuing Operations:
  Acquisition of Assets                                (534,396)     (260,693)
  Issuance of Note Receivable                               --     (1,100,000)
  Purchase of Navtech - Net of Cash                         --        (72,005)
  Investment in Room Systems                                --       (194,685)

  Net Cash - Investing Activities - Continuing Operations -
   Forward                                             (534,396)   (1,627,383)

Investing Activities - Discontinued Operations - Forward:
  Acquisition of Assets                             $       --     $  (74,838)


See Notes to Consolidated Financial Statements.
HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            Years ended
                                                              March 31,
                                                        1 9 9 6     1 9 9 5

  Net Cash - Continuing Operations - Forwarded      $(5,302,786) $(1,520,477)
  Net Cash - Discontinued Operations - Forwarded       (289,088)    (500,805)
  Net Cash - Investing Activities - Continuing
   Operations - Forwarded                              (534,396)  (1,627,383)

  Net Investing Activities - Discontinued
   Operations - Forwarded                                   --       (74,838)

Financing Activities - Continuing Operations:
  Proceeds from Demand Notes Payable                    500,000          --
  Payment of Notes Payable - Other                     (500,000)         --
  Proceeds from Demand Notes Payable - Stockholders
   and Related Parties                                1,771,000      626,000
  Payment of Demand Notes Payable - Stockholders
   and Related Parties                               (1,396,157)    (626,000)
  Proceeds of Demand Note Payable - Banks               858,353          --
  Payment of Demand Note Payable - Banks               (300,000)         --
  Proceeds from Sale of Warrants                            --       300,000
  Proceeds from Issuance of Preferred Stock           6,449,599    2,850,080
  Dividends Paid                                       (137,604)    (111,500)

  Net Cash - Financing Activities - Continuing
   Operations                                         7,245,191    3,038,580

Financing Activities - Discontinued Operations:
  Proceeds from Demand Notes Payable                        --     2,897,615
  Proceeds from Demand Notes Payable - Stockholders
   and Related Parties                                      --           --
  Payment of Demand Notes Payable - Stockholders
   and Related Parties                                      --           --
  Payment of Demand Notes Payable and Capital
   Lease Obligation                                         --    (2,137,961)
  Payment of Demand Notes Payable                      (373,639)         --

  Net Cash - Financing Activities - Discontinued
   Operations                                          (373,639)     759,654

  Net Increase in Cash and Cash Equivalents             745,282       74,731

Cash and Cash Equivalents - Beginning of Years          189,180      114,449

  Cash and Cash Equivalents - End of Years          $   934,462      189,180

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                         $   409,483   $  257,102
   Income Taxes                                     $       --    $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  See notes to consolidated financial statements for details of certain non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.
HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization and Business

Nature of Operations - Holly Products, Inc. [the "Company"] through its wholly-owned subsidiary, Navtech Industries, Inc. ["Navtech"] manufactures electronic components such as circuit boards and hotel mini-bar systems for customers located throughout the United States. During fiscal 1996, the Company acquired approximately 66.3% of the outstanding common stock of Country World Casino,Inc. ["Country World"]. Country World intends to develop a casino complex in the gaming district of Black Hawk, Colorado for limited-stakes gambling.

Country World has purchased land and has begun construction of a hotel and casino. The land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation. Interest capitalized during the year ended March 31, 1996 amounted to approximately $258,000. Financing for the completion of the casino development has not yet been finalized.

As of March 31, 1996, Country World has not completed construction of its planned principal operation and has not realized any revenue from its planned operations. Accordingly, it is considered to be in the development stage.

Discontinued Operations - HollyWood Manufacturing - In September 1995, the Company determined to discontinue its woodworking business. The
Company was unsuccessful in its attempts to divest itself of that business or find a suitable manufacturer for its products and consequently, ceased ongoing operations of the woodworking business to reduce its losses. The Company dismissed the entire staff and management of its woodworking operation and liquidated its assets. The lease for the facility housing the woodworking business expired on December 31, 1995 at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets, the collection of outstanding receivables and advances from a related party to satisfy a secured credit facility.

[2] Summary of Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Navtech and Country World. All material intercompany transactions and balances have been eliminated in consolidation. The Company's other subsidiary, HollyWood Manufacturing has been discontinued [See Note 1].

    Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - The allowance for doubtful accounts has been computed based on an assessment of the collectibility of accounts receivable. The allowance at March 31, 1996 was $157,893.

Inventory - Inventory, which consists of work-in-process and raw material, is stated at the lower of cost [first-in, first-out method] or market.

Intangible Assets - The Company has organizational costs and a patent which are being amortized. In addition, the Company has goodwill and a customer list, which were acquired in connection with the purchase of Navtech. The Company has determined to amortize the cost of intangible assets [See Note [8] on a straight-line basis over the period the Company expects to receive benefits as follows:


                           Years

Goodwill                              7
Customer List                         5
Covenant Not-to-Compete               3



















































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[2] Summary of Significant Accounting Policies [Continued]
Intangible Assets [Continued] - Management of the Company evaluates the periods of intangible asset amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of such assets has become impaired.
This evaluation is done by analyzing the projected undiscounted net cash flow from related operations.

Property and Equipment - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets or the remaining lease term [See Note 6].

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[3] Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Additionally, certain litigation related to Country World has caused that subsidiary to file a bankruptcy petition under Chapter 11. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to reduce operating losses and to obtain additional financing to enable Country World to emerge from bankruptcy. The Company experienced a
substantial net loss for the year ended March 31, 1996.   Approximately
$4,900,000 of such loss was attributable to the woodworking business, which
has been discontinued.   In April 1996, the Company moved its wholly-
owned subsidiary, Navtech, from Blanding, Utah to Shiprock, New Mexico.
The move allowed Navtech to operate from one facility totaling 54,000 square feet in lieu of three facilities totaling 20,000 square feet. This will enable the Company to operate with greater efficiency and substantially lower cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It is anticipated that the new facility will allow Navtech to expand its revenues substantially.
Additionally, the Company has replaced the management of Navtech with a parred down more cost conscious group of professionals to carry out
Navtech's plan and meet targeted budgets for fiscal 1997.

In May 1996, the Company closed on a $5,000,000 financing package for Country World. It is anticipated that Country World will be able to emerge from Chapter 11 proceedings in the immediate future including repayment of all outstanding indebtedness, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of certain outstanding litigation [See Note 23] as a part of the Chapter 11 proceedings, it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs.

There can be no assurance that management's plans to reduce operating losses or settle litigation and have Country World emerge from bankruptcy will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.












































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[4] Fair Value of Financial Instruments

Effective March 31, 1996, the Company adopted Statement of Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount approximates fair value for the majority of these instruments because of their short maturities. The fair value of the long-term debt is approximately $15,000 less than the carrying amount. Management estimates that the carrying amount of long-term related party indebtedness approximates fair value.

[5] Inventory

Inventory consists of the following as of March 31, 1996:

Work-in-Process                        $          165,372
Raw Materials                                   1,088,140
           Total                                1,253,512
           Less:  Reserves                       (338,000)

  Total                                $          915,512

During the fourth quarter, the Company recorded an inventory reserve of $338,000.

[6] Property and Equipment

The following is a summary of property and equipment as of March 31, 1996:
                                                     Estimated
                                                     Useful Life
Land                              $   5,023,893          --
Machinery Equipment                     169,500         5-7 Years
Office Furniture and Equipment          120,142         5-7 Years
Leasehold Improvements                    3,713           2 Years
Equipment under Capital Leases          349,311         5-7 Years
Vehicles                                 49,387         5-7 Years
Construction of Navtech Facility        600,000          20 Years
Casino Under Development              3,524,217          --
                         Total    $   9,840,163
Less:  Accumulated Depreciation         152,851
    Property and Equipment - Net  $   9,687,312

Depreciation expense amounted to $111,567 and $36,086 for the years ended March 31, 1996 and 1995, respectively, of which $54,817 and $28,673 was attributed to equipment under capital leases.


HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4



[7] Investment at Equity

Navtech owns 26.7% of the stock in RoomSystems, Inc., a manufacturer of hotel in-room "mini bar" systems. Summarized financial information of RoomSystems, Inc., accounted for by the equity method, is as follows:

                                                     December 31,
                                                 1 9 9 5          1 9 9 4
Net Sales                                      $ 2,939,148    $ 1,048,142
Gross Profit                                   $ 1,168,835    $   455,254
Net Income                                     $   319,684    $    13,179
Company's Share of Net Income                  $    85,355    $     3,519

Assets:
  Current Assets                               $ 1,454,300    $   743,809
  Other Assets                                     444,337        456,025
  Total Assets                                 $ 1,898,637    $ 1,199,834

Liabilities and Equity:
  Current Liabilities                          $   902,096    $   522,976
  Equity                                           996,541        676,858
  Total Liabilities and Equity                 $ 1,898,637    $ 1,199,834
Company's Share of Equity                      $   266,076    $   180,721

[8] Intangible Assets

Intangible assets consist of the following at March 31, 1996:
                                           Accumulated
                                 Cost      Amortization  Net
Goodwill                      $  99,759    $  24,939   $  74,820
Customer List                   725,000      253,750     471,250
Covenant Not-to-Compete         149,000        9,933     139,067

             Totals           $ 973,759    $ 288,622   $ 685,137

In February 1996, the Company paid $149,000 to the former director of
Navtech in exchange for his covenant not-to-compete with Navtech in the
continental United States for three years.   The cost of intangible assets are
amortized over the expected useful life of the related assets [See Note 2]. Amortization expense charged to operations for 1996 and 1995 was $169,184 and $129,330, respectively.

[9] Demand Note Payable - Bank

Navtech has an operating line of credit from a financial institution in the amount of $1,500,000 which is collateralized by inventory and accounts receivable and bears interest at a monthly floating interest rate of 1.5% over prime. The prime rate was approximately 9% at March 31, 1996. The
Company has a principal balance outstanding of $858,353 at March 31, 1996.






HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5



[10] Notes Payable - Other

[A] In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 [evidenced by notes payable] from three individuals and entities at 15% annual interest. The fifteen percent [15%] notes were due and payable on January 13, 1996. The maturity date was extended based on a loan extension agreement. The terms of the agreement provided for a payment of $500,000 [which was paid in March 1996] and transfer of 370,000 shares of the Company's common stock to the note holders [See
Note 26]. As of March 31, 1996, a $400,000 principal balance was owed on the notes payable.

[B] In May 1995, the Company borrowed $500,000 from the Calvin Black
Trust ["Trust"].   Original repayment terms provided for an initial interest
payment of $10,643 and an additional four monthly interest payments of $10,000 each. The $500,000 principal balance had a maturity date of October 1, 1995. At October 1, 1995, the Company defaulted on the borrowing by failing to pay the $500,000 principal balance. On January 15, 1996, the Company, the Calvin Black Trust, and Norlar, Inc., owned by the Chief Executive Officer of the Company and his spouse, entered into a Sale and Forbearance Agreement pursuant to which the Calvin Black Trust sold to Norlar $250,000 of the indebtedness owned by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin
Black Trust upon the effectiveness of a registration statement either 250,000 shares of the Company's common stock or $500,000 worth of the Company's common stock whichever be greater. In exchange, the Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance Agreement. In January 1996, Norlar made a $250,000 cash payment to the Trust. As of March 31, 1996, the Company owed a $250,000 principal balance to the Trust plus accrued interest and legal fees as required under the default provision of the note payable [See Note 26].

[C] As of March 31, 1996, the Company had a principal balance outstanding of approximately $400 on a $10,542 note payable bearing interest at 12.00% per annum payable in $500 monthly installments.

[D] At March 31, 1996, the Company was indebted to Sunrise, Inc., in the
amount of $30,000.   The note contains a 15% interest rate and is due on
demand.

[E] The weighted average interest rate on demand note payable, notes payable - other, and notes payable - related party [See Note 22] was approximately 15% at March 31, 1996.

[11] Long-Term Debt

Long-term debt consists of the following:

Note payable due in monthly installments of $1,660
 through March 1997, including interest at 10.00%.                 $   21,851
Note payable due in monthly installments of $452 through
 June 1999, including interest at 8.50%.  The debt is
 collateralized by a vehicle.                                          16,401
Note payable due in monthly installments of $300 through
 July 1998, including interest at 10.75%.  The debt is
 collateralized by a vehicle.                                           7,253
Note payable due in monthly installments of $4,667 through
 September 15, 1997, including interest at 15.50%.                     75,008

Total Long-Term Debt                                                  120,513
Less:  Current Maturities                                              58,748

  Net Long-Term Debt                                               $   61,765



















































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6



[11] Long-Term Debt [Continued]

Future principal maturities for the above notes at March 31, 1996 are as follows:
Year ended
 March 31,
  1997                                                    $   58,748
  1998                                                        53,669
  1999                                                         6,257
  2000                                                         1,839
  2001                                                           --
  Thereafter                                                     --

                    Total Long-Term Debt                  $  120,513

[12] Capital Lease Obligations

The Company leases certain office and production equipment under various long-term capital leases which meet the criteria of capital leases and,
accordingly, have been recorded as assets.   Obligations under capital leases
are stated on the balance sheet at the present value of future minimum lease payments. The leases started between 1994 and 1996, are noncancellable, and expire through the year 2001. The following is a schedule of leased property under the capital leases:

Equipment - At Cost                                    $          349,311
Less: Accumulated Depreciation                                     74,765
  Net Capitalized Equipment                            $          274,546

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of March 31, 1996:

Year ended
 March 31,
  1997                                                       $    101,917
  1998                                                             76,884
  1999                                                             71,306
  2000                                                             56,246
  2001                                                              5,967
  Thereafter                                                          --

 Total Minimum Lease Payments                                     312,320
   Less: Amount Representing Interest                              86,002

            Present Value of Net Minimum Lease Payments     $     226,318
  Current Portion                                           $      61,237
  Non-Current Portion                                             165,081

            Present Value of Net Minimum Lease Payments     $     226,318





HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7



[13] Capital Transactions

[A] Preferred Stock - Series D - At March 31, 1996, the Company had outstanding 389,975 shares of 10% Convertible Cumulative Series D
Preferred Stock, $10 per value per share.   Dividends on the Convertible
Preferred Stock are due quarterly and are in arrears. The Convertible Preferred Stock has a liquidation preference of $10 per share and is convertible into two [2] Shares of common stock. Holders of Convertible Preferred Stock are not entitled to vote on any matter, except as required by law. In February 1995, the Company paid $40,250 in dividends to holders of the Series D Preferred Stock. At March 31, 1996, dividends in arrears on such stock amounted to $402,500 or approximately $1.00 per share.

[B] Preferred Stock - Series E - During fiscal 1996, the Company consummated a Private Placement of 747,000 shares of its Series E
Convertible Preferred Stock resulting in gross and net proceeds of $7,470,000 and $6,449,599, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation and working capital for the Company and Navtech. Each share of Series E Preferred Stock is non-voting, does not pay a dividend, and is convertible into shares of the Company's common stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing of the subscription or 65% of the average closing bid price for the five [5] trading days immediately preceding the close of conversion.

[C] Country World Acquisition - During fiscal 1996, the Company issued 744,592 shares of common stock valued at $2,187,733 toward the purchase of Country World.

[D] Debt to Equity Conversions - In May 1995, certain related party indebtedness aggregating $50,000 was converted into 50,000 shares of Series
C Preferred Stock. In July 1995, certain related party indebtedness aggregating $100,000 was converted into 100,000 shares of Series C
Preferred Stock. In August 1995, indebtedness in the amount of $30,000 was converted into 30,000 shares of Series C Preferred Stock. During fiscal 1996, $4,167 in dividends were paid to the holders of the Series C Preferred Stock. In October and December 1995, such shares of Series C Preferred Stock were converted, pursuant to the terms thereof, into an aggregate of 720,000 shares of Company common stock.

[E] Preferred to Common Conversion - In July 1995, certain related party Series B Preferred Stock was converted into 450,000 shares of Series C Preferred Stock. During fiscal 1996, $32,812 in dividends was paid to the holders of Series B Preferred Stock. In August 1995, such preferred stock was converted [pursuant to the terms thereof] into 1,800,000 shares of common stock.

[F] Legal Settlement - In August 1995, the Company issued 25,000 shares of its common stock relating to a legal settlement. The Company has reflected a charge to the statement of operations of $75,000 to reflect settlement.

[G] Exchange for Services - In August 1995, the Company issued 12,500 shares of its common stock to each of two individuals in return for legal services performed. Additionally, the Company issued 7,500 shares of its common stock in return for other legal services performed. The statement of operations reflects a charge of $98,750 to reflect the estimated fair value of
such services.   In October 1995, the Company issued 30,000 shares of its
common stock to two individuals as a retainer for legal services to be performed through July 1996. The estimated fair value of such services was $78,750. The statement of operations reflects a charge of $43,750 for the expensed portion of the retainer.

In December 1995, the Company issued 300,000 shares of its common stock in return for services rendered in connection with the liquidation of its woodworking subsidiary and the reorganization of Country World Casinos, Inc. The Company has reflected a charge to the statement of operations of $862,500 to reflect the estimated fair value of such services.
















































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[13] Capital Transactions [Continued]

[G] Exchange for Services [Continued] - In January 1996, the Company
issued 50,000 shares of its common stock in return for legal services performed. The Company reflected a charge to the statement of operations of
$128,100 to reflect the estimated fair value of such services.   In February
1996, the Company hired Martin Janis & Company to act as agent for the Company in providing public relations for a three month period. The
Company issued 35,000 shares of its common stock for such services.

[H] Debt to Equity Conversion - In January 1996, certain related party indebtedness aggregating $38,756 was converted into 27,932 shares of Company common stock.

[I] Preferred to Common Conversion - During the fourth quarter of the current fiscal year, 12,525 shares of Series D Preferred Stock and 160,000 shares of Series E Preferred Stock were converted, pursuant to the terms thereof, into 25,050 shares and 2,450,786 shares, respectively, of Company common stock.

[J] Authorized Common and Preferred Stock - In December 1994, the
Company increased its authorized Preferred and Common stock to 2,000,000 and 20,000,000 shares, respectively. The Company increased the number of authorized shares of Series C Preferred Stock from 450,000 to 1,000,000 shares.

[K] Outstanding Warrants - At March 31, 1996, 4,805,000 common stock purchase warrants were outstanding. Each warrant entitles the holder to purchase one share of Company common stock at any time through December 20, 1998 at a price of $5.75.

[14] Public Relations Agreement

In January 1996, the Company hired Corporate Relations Group, Inc.
["CRG"] to act as the Company's financial public relations firm through July 1996. The agreed fee for these services was $350,000 payable in cash, or at the Company's option, by delivering 273,437 shares of its common stock. In connection with such hiring, Norlar, Inc., a company owned by the Company's Chairman and his spouse, transferred to CRG the 273,437 shares.
In February 1996, the Company paid Norlar, Inc. $350,000 in lieu of issuing additional shares of stock to replace the shares transferred to CRG.

[15] Loss Per Share

Loss per share for the years ended March 31, 1996 and 1995 are based on 6,739,161 and 2,649,874, respectively, weighted average shares outstanding. The effect of outstanding warrants were not included in the calculation as their effect would be anti-dilutive. As supplementary primary loss per share information, had the conversions to common stock described in Note 13 taken place at the beginning of the year, loss per share would have been affected as follows:

Pro Forma:
                                                          Year ended
                                                        March 31, 1996
Loss Per Common Share:
  Loss from Continuing Operations                          $   (.66)
  Loss from Discontinued Operations                        $   (.22)
  Estimated Loss on Disposal of Woodworking Business       $   (.27)
           Net Loss Per Common Share                       $  (1.20)

























































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9



[16] Commitments and Contingencies

[A] Leases - The Company entered into several noncancelable operating leases for office and production space in Colorado, New Mexico and Pennsylvania. These operating leases will expire on various dates through October 2005. The rent expense amounted to $266,182 and $205,726 for the years ended March 31, 1996 and 1995, respectively.

The lease for the office and production facilities in New Mexico is with the
Navajo Nation.   Under the terms of this lease, the Company is eligible to
receive credit against the rental payments of $4,900 per month during years one through ten for costs incurred in the performance of specific improvements to the leased facility. As of March 31, 1996, the Company had incurred costs related to these improvements in excess of the total rent expense for the ten year lease term.

The Company entered into various noncancelable automobile leases on a month-to-month basis.

[A] Leases [Continued] - Future minimum lease payments for the next five years are as follows:
                                       Office and
                                       Production         Auto
                                       Facilities         Leases
March 31,
1997                                   $  43,142        $  40,747
1998                                      24,000           16,733
1999                                        --              9,349
2000                                        --               --
2001                                        --               --
Thereafter                                  --               --
                              Totals   $  67,142        $  66,829

[B] Guaranty - In December 1995, the Company committed to guaranty a
$27.35 million loan for Country World in the form of permanent financing to replace construction financing to construct a casino in the state of Colorado.

[C] Construction Loan - On November 20, 1995, the Company obtained a $600,000 construction loan to finance the renovation of Navtech's New
Mexico facility. Repayment of the principal and interest at 1.55% above the First National Bank of Farmington 2 year prime CD are due in 120 monthly installments of $5,000 plus interest beginning December 20, 1996. Loan proceeds are to be disbursed directly to the renovating contractor upon submission of an application and certificate for payment by the contractor. Construction of all leasehold improvements were substantially completed by March 31, 1996. At that date, $600,000 is included in accrued expenses and construction in progress. However, as no application or certificates for payment were submitted by March 31, 1996, the construction loan had no principal balance outstanding.

[D] SEC Investigation - In 1994, Country World was informed by the
Securities and Exchange Commission [the "SEC"] that the SEC has instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. To the best of the Company's knowledge, the investigation by the SEC is continuing, and the Company has not been notified of any action being instituted by the SEC against the Company. Consequently, the Company is unable to assess the ultimate effect of this action. Although no member of the Company's current management was affiliated with the Company during the time period the SEC is investigating, the tendency of such investigation, and the initiation of any action by the SEC, has impeded, and could continue to impede, the Company's efforts to obtain financing and accomplish other tasks necessary to commence operations.




















































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10


[17] Income Taxes

The Company has net operating loss carryovers of approximately
$14,900,000 as of March 31, 1996, expiring in the years 2008 through 2011. However, utilization of the loss carryovers is subject to Internal Revenue regulations where the corporation has issued substantial additional stock.  Accordingly, a portion of this loss carryover may not be available to
the Company.   Generally Accepted Accounting Principles require the
establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $5,960,000 at March 31, 1996. Because of the uncertainties discussed in Note 3, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

[18] Credit Risk

Financial instruments which potentially subject to the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. The Company maintains its cash balances in bank deposit accounts which, at times, exceed federally insured limits. Accounts at each institution [which are located throughout the United States] are insured by the Federal Deposit Insurance Corporation ["FDIC"] up to $100,000. At
March 31, 1996, the Company had no cash amounts in excess of FDIC insurance limits. Additionally, cash equivalents held at a brokerage house amounting to approximately $728,000 at March 31, 1996 are insured by the Securities Investor Protection Corporation.

The Company provides services to customers concentrated in the electronics industry located throughout the United States. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's estimates. Actual results could differ from those estimates and as such are subject to change in the near term.

[19] Major Customers

Customers which individually accounted for more than 10% of total revenues are as follows:
                                                        Navtech
                                                    Industries, Inc.
                                                        March 31,
                                                 1 9 9 6        1 9 9 5
Casino Data Systems                                 51%            78%
RoomSystems, Inc.                                   22%            16%

If the Company is not successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact on the Company in the near term.




HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11


[20] Business Combination

On April 20, 1995, the Company acquired 5,000,000 shares of common stock of Country World Casinos, Inc. ["Country World"], in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. The results of operations of Country World are included in the consolidated statements of operations from that date. The Company also acquired 16,667 shares of Country World common stock in a separate
transaction for $50,000.   Country World has purchased real estate located in
the gaming district of Black Hawk, Colorado, on which it seeks to construct the casino. In addition, the Company acquired an additional 2,250,453 shares of common stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's common stock. As of March 31, 1996, the Company owns 66.3% of the outstanding shares of Country World common stock and 54.9% of the total voting stock
[common and preferred] of Country World.   Country World intends to
develop a 200,000 square foot country western motif casino complex in the gaming district of Black Hawk, Colorado, which is located approximately 35 miles west of Denver, including a 79,000 square foot casino [the "Casino"] for limited-stakes gambling [that is, gambling in which bets are limited to a $5.00 maximum by Colorado law].

The following summarized pro forma [unaudited] information assumes the acquisition occurred April 1, 1994:
                                                         March 31,
                                                  1 9 9 6         1 9 9 5
Net Sales                                     $   4,110,443    $  5,279,766
Net Loss Available to Common Stockholders     $ (11,856,469)   $ (3,382,139)
Net Loss Per Share Available to Common
Stockholders                                  $       (1.76)  $       (1.00)

The minority interest represents the portion of Country World not owned by the Company. At March 31, 1996, substantially all of the minority interest is represented by preferred stockholders of Country World. There are no dividend requirements related to the preferred stock. The Company owns no Country World preferred stock. As shown in the statements of operations for the year ended March 31, 1996, approximately $143,000 of the loss from operations of Country World for such period has been attributed to the minority interest.

[21] Casino Under Development

In August 1993, Country World closed on an acquisition of approximately
79,000 square feet of vacant land located within the city of Black Hawk,
Gilpin County, Colorado. Country World paid $550,000 cash, delivered a promissory note [See Note 22B] in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock which is convertible to common stock on a 1 for 1 basis. The acquisition of the land was subject to a first deed of trust in the amount of $475,000. The Company is obligated to file a registration statement to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-
held corporation based in Denver, Colorado.   Subsequently, the Company
closed on an acquisition to an additional 375,000 square feet of vacant land located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note [See Note 22C] in the amount of $725,000, and delivered 250,000 shares of its common stock.
HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12



[22] Transactions with Related Parties

[A] Notes Payable - During the year ended March 31, 1996, the Company entered into several notes payable totaling approximately $1,771,000 from Norlar, Inc., a company owned by the Chief Executive Officer of the Company and his spouse. Each note payable provided for 12% interest and a 90 day maturity period. As of March 31, 1996, two notes payable with aggregate principal balance totaling $508,639 were outstanding.

[B] Note Payable - At March 31, 1996, Country World had outstanding a balance of $2,662,865 under a note payable due holders of its preferred stock. The terms of the note call for interest at 8% and principal payments in the form of equal monthly installments over ten years. The note is collateralized by a deed of trust on real property [See Note 21]. Default provisions provide for the entire principal balance and accrued interest be due on demand. An additional provision provides for a default rate of interest of 18% on the outstanding principal balance starting from the default date and payable monthly [See Note 23].

[C] Note Payable - At March 31, 1996, Country World had outstanding a $725,000 note payable due holders of its preferred stock. The terms of the note call for interest at 8% and principal payments in the form of equal monthly installments over ten years. The note is collateralized by a deed of trust on real property [See Note 21]. Default provisions provide for the entire principal and accrued interest be due on demand. An additional provision provides for a default rate of interest of 18% on the outstanding principal balance starting from the default date and payable monthly [See
Note 23].

[23] Litigation

In May 1995, the Company's majority owned subsidiary, Country World, commenced a lawsuit against Tommyknocker Casino Corp.
["Tommyknocker"] and New Allied Development
Corporation ["New Allied"] in the District Court of Denver, County of
Denver, Colorado, case number 95CV 2310.  This action is primarily for breach of contract in connection with the acquisition of certain real property by Country World from the defendants. Country World is seeking monetary
damages and declaratory relief.    In August 1995, Tommyknocker and New
Allied filed a counterclaim in the aforementioned action against Country
World and the Company. The counterclaim alleges that Country World is in default under the promissory note issued to Tommyknocker in connection with the acquisition of certain real property [See Note 22B], that Country World failed to register stock on behalf of Tommyknocker and that the Company has acquired control of Country World to the detriment of Tommyknocker and New Allied.

In a related action on June 28, 1995, Tommyknocker filed a Rule 120 Motion in the District Court, City and County of Denver, Colorado, case number 95CV 2799. This motion sought foreclosure on the real property discussed above. On October 4, 1995, the magistrate in this case granted Tommyknocker's motion and authorized the sale of the property pursuant to the foreclosure on October 12, 1995.

On October 12, 1995, Country World filed a bankruptcy petition under
Chapter 11 of Title 11 of the United States Code. The case was filed in the United States Bankruptcy Court, District of Colorado, case number 95-
20563rjb.   Pursuant to the filing of the bankruptcy, an automatic stay went into effect pursuant to 11 U.S.C. Section 362 prohibiting the foreclosure
sale.   Tommyknocker filed a Motion for Relief from the stay and a hearing on this matter was held on December 22, 1995. On January 3, 1996, the Court ruled that Country World should be given an opportunity to proceed with its bankruptcy proceedings in a diligent and timely fashion. The
Court conditioned continuation of the stay pending the approval or denial as the case may be of Country World's financing proposal and certain other conditions. In March 1996, the Court approved Country World's financing proposal. The plan of reorganization submitted to the Court is pending [See
Note 26].















































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13


[23] Litigation [Continued]

The Company is subject to various other claims and lawsuits arising in the normal course of its business. The amount of liability, if any, beyond amounts accrued from the claims cannot be estimated. Nevertheless, due to uncertainties inherent in the legal process, it is at least reasonably possible that management's view of the outcome will change in the near term.

[24] Industry Segments

The relative contributions to net sales, income from continuing operations and identifiable assets of the Company's two industry segments are as follows:

                                                     March 31,
                                               1 9 9 6         1 9 9 5 [3]
Net Sales:
  Casino Gaming                            $        --       $       --
  Electronics Manufacturing                    4,110,443        5,279,766

  Consolidated Net Sales                   $   4,110,443     $  5,279,766

Income [Loss] from Operations:
  Casino Gaming                            $    (290,539)    $       --
  Electronics Manufacturing                   (2,913,254)          90,041
  Equity in Net Income of RoomSystems, Inc.:
  Casino Gaming                                     --               --
  Electronic Manufacturing                        85,355            3,519

    Subtotal                                  (3,118,438)          93,560
    Corporate and Other [1]                   (3,393,194)        (471,954)

  Consolidated Loss from Continuing
   Operations                              $  (6,511,632)    $   (378,394)

Identifiable Assets [2]:
  Casino Gaming                            $   8,577,140     $       --
  Electronics Manufacturing                    3,448,393        2,685,201
Investment in Net Assets of RoomSystems, Inc.:
  Casino Gaming                                     --               --
  Electronic Manufacturing                       266,076          180,721

    Subtotal                                  12,291,609        2,865,922
    Corporate and Other                        1,616,752          488,599

 Consolidated Assets                       $  13,908,361     $  3,354,521
Depreciation and Amortization:
  Casino Gaming                            $       4,951     $       --
  Electronics Manufacturing                $      87,709     $     36,085

Capital Expenditures:
  Casino Gaming                            $     433,356     $       --
  Electronics Manufacturing                $     701,040     $    260,382

Revenues from Each Customer Which Exceeds 10% of Total Revenues:
Casino Gaming                              $        --       $       --
  Electronics Manufacturing:
   Customer - Casino Data Systems          $   2,096,326     $  4,118,217
   Customer - RoomSystems, Inc.            $   9,042,975     $    844,763

























































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14



[24] Industry Segments [Continued]

[1]    Corporate and other includes interest expense and other non-operating income and expenses.

[2]    Identifiable assets by industry segment exclude intercompany advances
and investments.   Corporate  assets are principally cash, investments and
intangible assets.

[3]    The casino gaming segment is only included in the consolidated financial statements for 1996, the year of purchase by the Company.

During the year ended March 31, 1996, the casino gaming segment was in a developmental stage and as such had no revenue.

[25] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of
Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Based on management's current plans, the adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for
Stock Issued to Employees."  The Company has not decided if it will adopt
SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No.
123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December
15, 1995. The Company has not assessed the effect SFAS No. 123 is expected to have on its financial statements.

[26] Subsequent Events

In April 1996, the agreement referred to in Note 10B was amended. Pursuant to said amendment, the Company paid the Trust $150,000. The Trust applied the payment first to costs and expenses then to interest and then to principal on the note. In addition, the Company agreed to refile the Registration Statement on or before June 15, 1996. Lastly, Norlar agreed that within three days after the Registration Statement becomes effective to deliver the greater of 200,000 shares of the Company's stock or the number of shares whose total market value equals $348,000. The agreement also provides that an event of default occur if the Registration Statement is not effective by October 11, 1996.

In April 1996, 550,000 of the 2,000,000 authorized shares of preferred stock of the Corporation was designated Class "Z" Voting Preferred Stock, $.25 par value.

On May 31, 1996, the Company closed on a $5,000,000 finance package related to the Chapter 11 Bankruptcy of Country World. The Company anticipates it will repay all outstanding indebtedness and emerge from bankruptcy. In June 1996, the Company filed a status report and joint motion to distribute the uncontested portion of loan proceeds and motion to schedule claims hearing.

In June 1996, the Company increased its authorized common stock to 50,000,000 shares.













































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15



[26] Subsequent Events [Continued]

Subsequent to March 31, 1996, 497,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 19,112,140 shares of Company common stock. As supplementary information, had this conversion together with the conversion described in Note 13 taken place at April 1, 1995, loss per share would have been affected as follows:

Pro Forma:
                                                        Year ended
                                                      March 31, 1996
Loss Per Common Share:
  Loss from Continuing Operations                        $   (.22)
  Loss from Discontinued Operations                      $   (.08)
  Estimated Loss on Disposal of Woodworking Business     $   (.09)
  Net Loss Per Common Share                              $   (.41)

In June 1996, the Company issued 1,300,000 shares of its common stock to three individuals in return for certain services they performed for the Company.

The maturity date of the notes payable described in Note 10A has been extended to August 9,
1996.



                    .   .   .   .   .   .   .   .