Form 10-Q
period 1996-06-30
HOLLY PRODUCTS INC
filed 1996-08-21
CIK 909753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(X) 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                    OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Quarter Ended _____________	Commission File Number 1-12668

                              HOLLY PRODUCTS, INC.
         (Exact name of registrant as specified in its charter)

           New Jersey                                 22-3172149
(State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                        Identification Number


200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania         19004
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (610) 617-0400

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        	No

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of June 30, 1996:     30,762,600



HOLLY PRODUCTS, INC.
INDEX

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

     Consolidated Balance Sheets as of June 30, 1996 [Unaudited]         1, 2

     Consolidated Statements of Operations for the three months
     ended June 30, 1996 and 1995 [Unaudited]                               3

     Consolidated Statements of Cash Flows for the three months
     ended June 30, 1996 and 1995 [Unaudited]                            4, 5

     Notes to Consolidated Financial Statements [Unaudited]                 6

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 7, 8, 9


Part II:  OTHER INFORMATION - Items 1-2                                 9, 10

Signature Page                                                             11




































HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996. [UNAUDITED]


Assets:
Current Assets:
 Cash and Cash Equivalents                                       $  1,860,731
	Accounts Receivable Trade - [Net of Allowance for Doubtful
  Accounts of $157,893]                                             1,511,300
 Inventory                                                            929,845
 Prepaid Expenses                                                     302,946
 Other Current Assets                                                   6,250

 Total Current Assets                                               4,611,072

Property and Equipment - [Net of Accumulated
 Depreciation and Amortization of $193,477]                        11,055,489

Deposits                                                               51,582

Investment at Equity                                                  266,076

Intangible Assets - Net                                               625,881

Other Assets                                                          324,503

Deferred Financing Costs                                              487,500

        Total Assets                                            $  17,422,103









See Notes to Consolidated Financial Statements.





















HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996. [UNAUDITED]


Liabilities and Stockholders' Equity:
Current Liabilities:
 Notes Payable - Related Party                                  $   2,173,476
 Demand Notes Payable - Bank                                        1,260,127
 Notes Payable - Others                                             4,842,500
 Accounts Payable                                                   1,988,085
 Accrued Expenses                                                     823,091
 Payroll Taxes Payable                                                 86,249
 Current Portion of Long-Term Debt                                    148,090
 Current Portion of Capital Lease Obligations                          61,237
 Other Current Liabilities                                                 --
 Net Liabilities of Discontinued Operations                           575,007

 Total Current Liabilities                                         11,957,862

Long-Term Debt                                                        547,384

Long-Term Portion of Capital Lease Obligations                        588,594

Minority Interest                                                   2,158,064

Commitments and Contingencies                                              --

Stockholders' Equity:
 Preferred Stock - Authorized 2,000,000 Shares:

  Series D: Convertible $10.00 Par Value, $1.00 Per
            Share Per Annum Cumulative Dividends, 389,975
            Shares Issued and Outstanding                           3,899,750

		Series E: Convertible $10.00 Par Value, 110,000 Shares
            Issued and Outstanding                                  1,100,000

 Additional Paid-in Capital [Preferred]                            (1,286,658)

 Common Stock - No Par Value, Authorized 50,000,000 Shares,
  30,762,600 Shares Issued and Outstanding                         14,990,997

 Additional Paid-in Capital [Common]                                  (83,947)

 Accumulated [Deficit]                                            (16,449,943)

 Total Stockholders' Equity                                         2,170,199

 Total Liabilities and Stockholders' Equity                    	$  17,422,103






See Notes to Consolidated Financial Statements.




HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                        Three months ended
                                                             June 30,
                                                      1 9 9 6        1 9 9 5

Net Sales                                         $  1,794,197   $    997,776

Cost of Sales                                        1,316,770      1,144,177

  Gross Profit [Loss]                                  477,427       (146,401)

Operating Expenses:
  General, Selling and Administrative                1,238,927        835,794

  Operating [Loss]                                    (761,500)      (982,195)

Other [Expense]:
 Other Income                                            4,495         23,654
 Interest Expense                                      (84,173)       (85,405)

 Other [Expense] - Net                                 (79,678)       (61,751)

Minority Interest Share in Loss of Subsidiary           59,127             --

[Loss] Income from Continuing Operations              (782,051)    (1,043,946)

Discontinued Operations:
[Loss] from Operations of Woodworking Business          (8,603)      (787,322)

Net [Loss]                                            (790,654)    (1,831,268)

Preferred Stock Dividends                                   --        100,625

 Net [Loss] Available to Common Stockholders        $ (790,654)  $ (1,931,893)

Loss Per Common Share:
 [Loss] from Continuing Operations                  $     (.04)  $       (.23)
 [Loss] per Common Share                            $     (.04)  $       (.42)
 [Loss] from Discontinued Operations                $       --   $       (.17)

Weighted Average Number of Common Shares Outstanding 19,944,375     4,587,525







See Notes to Consolidated Financial Statements









HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                        Three months ended
                                                             June 30,
                                                     1 9 9 6        1 9 9 5
Operating Activities:
 [Loss] From Continuing Operations               $   (782,051)   $ (1,043,946)
 Adjustments to Reconcile Net [Loss] to Net Cash
  [Used for] Operating Activities:
  Depreciation and Amortization                        99,882          18,511
  Amortization of Deferred Financing Activities        18,933          37,500
  Minority Interest                                   (59,124)             --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                             (1,132,850)        441,882
   Inventory                                          (14,333)        (65,550)
  Other Current Assets                                 (1,716)             --
   Deposits                                           194,880          (1,237)
   Prepaid Expenses                                  (144,034)             --
   Other Assets                                            --         (13,932)

  Increase [Decrease] in:
 Accounts Payable and Accrued Expenses               (125,545)        571,336
   Payroll Taxes Payable                                4,426           4,856
   Other Current Liabilities                          (14,182)             --

  Total Adjustments                                  (885,598)        403,406

 Net Cash - Continuing Operations - Forward        (1,667,649)       (640,540)

Discontinued Operations:
 Net [Loss] From Discontinued Operations                   --        (787,322)
 Adjustments to Reconcile Net [Loss] to Net Cash Operations:
  Depreciation and Amortization                            --         123,946
  Bad Debts                                                --           9,000
  Changes in Net Assets, Liabilities and Losses        (8,603)        785,914
  Estimated Loss in Disposal of Woodworking Business       --              --

 Net Cash - Discontinued Operations - Forward          (8,603)       (131,538)

Investing Activities - Continuing Operations:
 Acquisition of Assets                                 (8,810)         (7,064)
 Issuance of Note Receivable                               --              --
 Purchase of Navtech - Net of Cash                         --              --
 Investment in Room Systems                                --              --












 Net Cash - Investing Activities - Continuing,
            Operations - Forward                  $     8,810     $     7,064

 Investing Activites - Discontinued Operations - Forward
  Aquisition of Assets                            $        --     $        --

  Net Cash - Continuing Operations - Forward      $ 1,167,649     $   640,540

  Net Cash - Discontinued Operations - Forward    $     8,603     $   500,805

  Net Cash - Investing Activities - Continuing
             Operations - Forward                 $     8,810     $     7,064

Financing Activities - Continuing Operations:
 Proceeds from Notes Payable-Other                  3,940,980              --
 Payment of Notes Payable - Other                    (150,000)        (42,605)
 Proceeds from Demand Notes Payable - Stockholders
  and Related Parties                                      --         100,625
 Payment of Demand Notes Payable - Stockholders
  and Related Parties                              (1,753,028)             --
 Proceeds of Demand Note Payable - Banks              401,319              --
 Proceeds from Issuance of Preferred Stock            172,000              --
 Dividends Paid                                            --        (100,625)

 Net Cash - Financing Activities - Continuing
            Operations                              2,611,331         143,230

Financing Activities - Discontinued Operations:
 Proceeds from Demand Notes Payable                        --         833,567
                                                 ____________    ____________
 Net Cash - Financing Activities - Discontinued
            Operations                                     --         833,567

 Net Increase in Cash and Cash Equivalents            926,269         174,271

Cash and Cash Equivalents - Beginning of Periods      934,462          62,518

 Cash and Cash Equivalents - End of Periods      $  1,860,731    $   	236,789

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the years for:
  Interest                                       $     84,173    $     73,739
  Income Taxes                                   $         --    $         --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
    See notes to consolidated financial statements for details of certain non-cash investing and financing activities.






See Notes to Consolidated Financial Statements.






HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[A] Summary of Significant Accounting Policies

Significant accounting policies of Holly Products, Inc. are set forth in the Company's Form 10-KSB for the period ended March 31, 1996, as filed with the Securities and Exchange Commission.

[B]	Business of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting of normal recurring items] which are considered necessary for a fair presentation. Operating results for the three month ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1996, included in the Holly Products, Inc. Form 10-KSB.

[C]	Inventory

At June 30, 1996, inventory consisted of the following:

                                            June 30, 1996 [Unaudited]

  Work-in-Process                               $   213,221
  Raw Materials                                   1,054,624
     Total                                        1,267,845
  Less Reserve                                     (338,000)
     Total                                          929,845

Inventory, which consists of work-in-process and raw materials is stated at the lower of cost [first-in, first-out method] or market.

[D]	Earnings Per Share

Earnings per share are based on 19,944,875 and 4,587,525 shares outstanding for the three months ended June 30, 1996 and 1995, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. Shares in escrow and the effect of outstanding warrants were not included in the calculations, as their effect would be anti-dilutive.

[E]	Equity Transactions

During the quarter, 497,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 19,112,140 shares of Company common stock. In June 1996, the Company issued 1,300,000 shares of its common stock to three individuals in return for certain services to be performed for the Company.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


General

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

	In April 1996, the company moved its wholly owned subsidiary, Navtech Industries, Inc., from Blanding, Utah to Shiprock, New Mexico. The move allowed Navtech to operate from one facility totaling 54,000 square feet in lieu of three facilities totaling 20,000 square feet. This will enable the company to operate with greater efficiency and substantial less cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It is anticipated that the new facility would allow Navtech to expand its revenues substantially. Additionally, during the Company's first quarter of 1996 (April - June) the Company has changed the management of the Company with a pared down more cost conscious group of professionals to carry out Navtech's plan and meet targeted budgets for the upcoming year. The first quarter results for this subsidiary show a significant change to its income statement as it achieved break even status for the period as compared to a $2 million loss last year.

	With the closing of the $5 million financing package for Country World Casinos, Inc., in May 1996, it is anticipated that Country World will be able to emerge from Chapter 11 proceedings in the immediate future, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of all outstanding State litigation (see Part II Item 1 - Legal Proceedings) as a part of the Chapter 11 proceedings,it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the Casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs and plans to eliminate its office requirements in Denver during this fiscal year.

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



Results of Operations
Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

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

	Revenues for the three months ended June 30, 1996 were $1,794,197 as compared to $997,776 for the three months ended June 30, 1995. The increase in revenues is a result of the ability of the Company to fund increased sales through funds raised earlier this year.

	Cost of sales for the three months ended June 30, 1996 was $1,316,770 as compared to $1,144,177 for the three months ended June 30, 1995. This increase of $172,593 was primarily a result of costs associated with funding an increase in sales of approximately 80%.

	Gross profits were $477,427 for the three months ended June 30, 1996, as compared to a $(146,401) loss for the three months ended June 30, 1995.
This increase of $623,828 in gross profit is attributable to increased sales for the period, as well as a 42% reduction in cost of sales.

	Total operating expenses for the three months ended June 30, 1996 were $1,238,927 as compared to $835,794 for the comparable period ended June
30, 1995. The majority of these expenses are attributable to one time costs associated with the reorganization or Navtech, closing costs for the $5 million funding associated with the Country World Chapter 11 Proceedings, increased legal and other professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

	Operating losses totaled $761,500 for the three months ended June 30, 1996, as compared to an operating loss of $982,195 for the same period in 1995 for the reasons described above.

	Interest expense for the three months ended June 30, 1996 was $84,173 as compared to $85,405 for the three months ended June 30, 1995. This cost is primarily attributable to the Navtech revolving line of credit with a local lending institution in Farmington, New Mexico.


Liquidity and Capital Resources

	To date, the Company has met its cash requirements through funds generated by the IPO, the offerings of the Series D and Series E Preferred Stock, borrowings and other equity investments. The Company experienced a severe cash shortage and sustained substantial operating losses. Additional funds will be required during the current fiscal year to satisfy the Company's cash requirements. To the extent the Company has ceased operations of its woodworking business, its cash requirements have diminished accordingly, and a new line of credit has been secured to fund Navtech's operations with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility are for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime. Additionally, the Company raised $7,670,000 through a private equity placement of the Company's Series E Preferred Stock. Unless and until the Company improves its financial results sufficiently and maintains such improved results, the Company may have to borrow or raise additional capital to fund any cash shortages as a result of the Company's continuing losses.

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


Part II
Item 1 - Legal Proceedings

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

Item 2 - Exhibits & Reports on Form 8-K

(A)	There are no exhibits to be filed at this time.
(B)	No reports on Form 8-K were filed during the quarter for which this report is filed.


















































SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




	HOLLY PRODUCTS, INC.






  /s/ William H. Patrowicz
  William H. Patrowicz
  President, Chief Operating Officer,
  Treasurer (Principal Financial and Accounting Officer),
  and Director




Date:	August 21, 1996