Form 10-Q
period 1996-09-30
HOLLY PRODUCTS INC
filed 1996-11-19
CIK 909753

Form 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

                                    OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                         Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 40,481,570

HOLLY PRODUCTS, INC. AND SUBSIDIARIES

INDEX


Part I:     FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheets as of
               September 30, 1996 [Unaudited]                         1, 2

         Consolidated Statements of Operations for
               the three and six months ended
               September 30, 1996 and 1995 [Unaudited]                3

         Consolidated Statements of Cash Flows for
               the six months ended September 30, 1996
               and 1995 [Unaudited]                                   4, 5

         Notes to Consolidated Financial Statements [Unaudited]       6, 7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8, 9, 10


Part II:     OTHER INFORMATION

Items 1:  Legal Proceedings                                           11

Item 2:   Exhibits & Reports on Form 8-K                              11

          Signature Page                                              12

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996 (UNAUDITED)

Assets:
Current Assets:
     Cash and Cash Equivalents                                   $  2,104,592
     Accounts Receivable Trade - [Net of Allowance
          for Doubtful Accounts of $153,982]                        1,640,687
     Inventory                                                        690,274
     Prepaid Expenses                                                 617,885

     Total Current Assets                                           5,053,408

Property and Equipment - [Net of Accumulated
     Depreciation and Amortization of $226,336]                    11,328,403

Deposits                                                               51,582

Intangible Assets - Net                                               585,583

Other Assets                                                          175,531

Deferred Financing Costs                                              500,000

     Total Assets                                               $  17,694,507


See Notes to Consolidated Financial Statements.

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996 (UNAUDITED)

Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes Payable - Related Party                               $  2,001,165
     Demand Notes Payable - Bank                                    1,443,972
     Notes Payable - Others                                         5,413,446
     Accounts Payable                                               1,439,102
     Accrued Expenses                                                 868,816
     Payroll Taxes Payable                                             48,190
     Current Portion of Long-Term Debt                                143,083
     Current Portion of Capital Lease Obligations                      61,237
     Net Liabilities of Discontinued Operations                       110,771

     Total Current Liabilities                                     11,529,782

Long-Term Debt                                                        529,779

Long-Term Portion of Capital Lease Obligations                        563,281

Minority Interest                                                   2,108,450

Commitments and Contingencies                                             ---

Stockholders' Equity:
     Preferred Stock - Authorized 2,000,000 Shares:

          Series D: Convertible $10.00 Par Value, $1.00
                    Per Share Per Annum Cumulative
                    Dividends, 389,975 Shares Issued
                    and Outstanding                                 3,899,750

          Series E: Convertible $10.00 Par Value, 115,000
                    Shares Issued and Outstanding                   1,150,000

          Series Z: Convertible $0.25 Par Value, 1,013,628
                    Shares Issued and Outstanding                     253,407

     Additional Paid-in Capital [Preferred]                        (1,318,640)
     Common Stock - No Par Value, Authorized 50,000,000
                    Shares, 40,481,570 Shares Issued
                    and Outstanding                                16,175,299

     Additional Paid-in Capital [Common]                              (83,947)

     Accumulated [Deficit]                                        (17,112,654)

     Total Stockholders' Equity                                     2,963,215

     Total Liabilities and Stockholders' Equity                 $  17,694,507


See Notes to Consolidated Financial Statements

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three months ended               Six months ended
                                                     September 30,                    September 30,
                                                 1996           1995              1996           1995

Net Sales                                     $1,244,036     $1,392,098        $3,038,233     $2,389,874

Cost of Sales                                    683,799      1,772,335         2,000,569      2,616,512
     Gross Profit [Loss]                         560,237       (380,237)        1,037,664       (266,648)

Operating Expenses:
     General, Selling and Administrative       1,532,682        809,579         2,771,609      1,596,661
     Operating [Loss]                           (972,445)    (1,189,816)       (1,733,945)    (1,823,309)

Other [Expense]:
     Other Income                                 38,943         29,212            43,438         52,866
     Interest Expense                           (137,611)       (65,245)         (221,784)      (150,650)

     Other [Expense] - Net                       (98,668)       (36,033)         (178,346)       (97,874)

Minority Interest Share in Loss of Subsidiary     46,944         37,153           106,071         70,935

[Loss] Income from Continuing Operations      (1,024,169)    (1,188,696)       (1,806,220)
(1,850,155)

Discontinued Operations:
     Income [Loss] from Operations of
          Woodworking Business                   336,267     (1,026,269)          327,664     (2,196,078)

Estimated [Loss] on disposal of
          Woodworking Business                        --       (841,423)               --       (841,423)

     Net [Loss]                                 (687,902)    (3,056,388)       (1,478,556)    (4,887,656)

     Preferred Stock Dividends                         0              0                 0        100,625

     Net [Loss] Available to Common
          Stockholders                        $ (687,902)   $(3,056,388)     $ (1,482,556)   $(4,988,281)


Loss Per Common Share:
     [Loss] from Continuing Operations        $     (.03)   $      (.23)     $       (.07)   $      (.35)
     Income [Loss] from Discontinued
          Operations                          $      .01    $      (.19)     $        .01    $      (.42)
     Estimated Loss on Disposal of
          Woodworking Business                $       --    $      (.16)     $         --    $      (.16)

     Net [Loss] Per Common Share              $     (.02)   $      (.58)     $       (.06)   $      (.93)


Weighted Average Number of
     Common Shares Outstanding                34,536,701      5,279,554        25,088,081
5,279,554

See Notes to Consolidated Financial Statements

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six months ended
                                                                                September 30,
                                                                           1996             1995
Operating Activities:
     [Loss] From Continuing Operations                               $ (1,806,220)    $ (1,188,696)
          Adjustments to Reconcile Net [Loss] to Net Cash
          [Used for] Operating Activities:
          Depreciation and Amortization                                    73,485               --
          Amortization of Deferred Financing Activities                    37,866               --
          Minority Interest                                               (46,944)              --

     Changes in Assets and Liabilities:
          [Increase] Decrease in:
               Accounts Receivable                                     (1,264,237)        (253,384)
               Inventory                                                  225,238         (308,368)
          Other Current Assets                                              4,534            2,702
               Due from Stockholders & Related Parties                         --           25,000
               Note Receivable                                                 --        1,050,000
               Deposits                                                   194,880               --
               Prepaid Expenses                                           239,000               --
               Other Assets                                               167,905
          Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                               (321,343)         783,544
               Payroll Taxes Payable                                      (33,633)          30,098
               Other Current Liabilities                                  (14,182)              --

          Total Adjustments                                              (737,431)       1,408,605

     Net Cash - Continuing Operations - Forward                        (2,543,651)         219,909

Discontinued Operations:
     Net [Loss] From Discontinued Operations                                   --       (2,196,078)
     Adjustments to Reconcile Net [Loss] to Net Cash Operations:
          Depreciation and Amortization                                        --           59,540
          Changes in Net Assets, Liabilities and Losses                   336,267          371,753
          Estimated Loss in Disposal of Woodworking Business                   --         (841,423)

     Net Cash - Discontinued Operations - Forward                         336,267       (2,606,208)

Investing Activities - Continuing Operations:
     Acquisition of Assets                                                (12,610)               0
     Purchase of Navtech - Net of Cash                                          0           (8,081)

Net Cash - Investing Activities - Continuing Operations - Forward         (12,610)
(8,081)

See Notes to Consolidated Financial Statements

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                              Six months ended
                                                                                 September 30,
                                                                           1996              1995
     Net Cash - Continuing Operations - Forwarded                   ($  2,543,651)      $   219,909

     Net Cash - Discontinued Operations - Forwarded                       336,267        (2,606,208)

     Net Cash - Investing Activities - Continuing
                Operations - Forwarded                                    (12,610)           (8,081)

Financing Activities - Continuing Operations:
     Proceeds from Notes Payable-Other                                  3,740,980           560,019
     Payment of Notes Payable - Other                                    (150,000)               --
     Proceeds from Demand Notes Payable - Stockholders
          and Related Parties                                                  --           297,000
     Payment of Demand Notes Payable - Stockholders
          and Related Parties                                          (1,925,339)               --
     Proceeds of Demand Note Payable - Banks                              585,164           975,000
     Proceeds from Issuance of Preferred Stock                          1,139,319                 0
     Dividends Paid                                                            --          (100,625)

     Net Cash - Financing Activities - Continuing Operations            3,390,124         1,731,394

Financing Activities - Discontinued Operations:
     Proceeds from Demand Note Payable                                         --           511,035

     Net Cash - Financing Activities - Discontinued Operations                 --           511,035

     Net Increase in Cash and Cash Equivalents                          1,170,130          (151,951)

Cash and Cash Equivalents - Beginning of Periods                          934,462           189,180

     Cash and Cash Equivalents - End of Periods                       $ 2,104,592       $    37,229

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the years for:
          Interest                                                        170,871       $   225,443
          Income Taxes                                                         --       $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     See notes to consolidated financial statements for details of certain non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

HOLLY PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[1] Summary of Significant Accounting Policies

Significant accounting policies of Holly Products, Inc. are set forth in the Company's Form 10-KSB for the period ended March 31, 1996, as filed with the Securities and Exchange Commission.

[2]     Business of Reporting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting of normal recurring items] which are considered necessary for a fair presentation. Operating results for the three and six months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1996, included in the Holly Products, Inc. Form 10-KSB.

[3]     Inventory

At September 30, 1996 inventory consisted of the following:

          Work-in-Process          $   55,320
          Raw Materials               972,954

          Total                     1,028,274
          Less Reserve               (338,000)

          Total                     $ 690,274

Inventory is stated at the lower of cost [first-in, first-out method] or market.

[4]     Earnings Per Share

Earnings per share are based on 35,536,701 and 5,279,554 shares outstanding for the three months ended September 30, 1996 and 1995, respectively, and 25,088,081 and 5,279,554 for the six months ended September 30, 1996 and 1995, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. Shares in escrow and the effect of outstanding warrants were not included in the calculations, as their effect would be anti-dilutive.

[5]     Equity Transactions

During the quarter, 270,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 11,476,393 shares of Company common stock. In August and September 1996, the Company issued 115,500 shares of Series E Preferred Stock resulting in gross proceeds of $1,150,000. In September 1996, the Company issued 573,333 shares of Common Stock to N & A Promotions in return for certain services performed for the company. In September 1996, $30,000 of debt owed to Sunrise, Inc. was converted into 30,000 shares of Series C Preferred Stock and pursuant to the terms thereof into 120,000 shares of Common stock.

Item 2.

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

     In April 1996, the company moved its wholly owned subsidiary, Navtech Industries, Inc., from Blanding, Utah to Shiprock, New Mexico. The move allowed Navtech to operate from one facility totaling 54,000 square feet in lieu of three facilities totaling 20,000 square feet. This will enable the company to operate with greater efficiency and substantial less cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It is anticipated that the new facility would allow Navtech to expand its revenues substantially. Additionally, during the Company's first quarter of 1996 (April - June) the Company had changed the management of the Company with a lean and qualified group of professionals to carry out Navtech's plan and meet targeted budgets for the upcoming year. The six months results for this subsidiary show a significant turnaround to its income statement as compared to a $2 million loss last year.

     With the closing of the $5 million financing package for Country World Casinos, Inc., in May 1996, it is anticipated that Country World will be able to emerge from Chapter 11 proceedings in the immediate future, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of all outstanding State litigation (see Part II, Item 1) as a part of the Chapter 11 proceedings, it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the Casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs and plans to eliminate its office requirements in Denver during this fiscal year.

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

     The Company, on behalf of Country World, has obtained a financing commitment for 5 million dollars ($5,000,000) which will enable Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing proposal has been approved by the Bankruptcy Court and the Company has acquired the funds and distribution will be made in accordance with the Court's order. Final settlement hearings were held in late September and the company received final rulings from the court. The Court's order finds that Tommyknocker Casino Corporation/New Allied Development Corporation is not entitled to default interest at the rate of 18%, however Country World is ordered to pay 8% per annum on the unpaid balance due Tommyknocker and Country World is not obligated to pay attorneys fees, as each party has been directed by the court to pay their own accordingly.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The Court further finds that Country World Casinos, Inc. is not in default of its Agreement with Tommyknocker/New Allied Development Corporation with regard to filing a registration statement for its preferred stock and until Tommyknocker/NADC files such registration statement and Country World fails to pay for its cost, Country World is not in breach of the agreement.

     Lastly, the Court's order upheld Tommyknockers/New Allied's claim that Country World was not entitled to an offset on the environmental clean up as the work had been completed and Country World paid all clean up costs without objection prior to the take over by Holly Products, Inc.

     Both parties are ordered to confer and agree on a specific dollar amount by November 15th else the Court will set forth a hearing, determining the amount and assess costs and attorneys' fees to the prevailing party.

     Country World anticipates that it will require an additional approximately $27,350,000 to construct an operational and licensed Casino. At present, a letter of intent for the permanent financing is in place to fund the Casino after construction, however there can be no assurance that the closing of such financing will be obtained.


Results of Operations

Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995

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

     Revenues for the six months ended September 30, 1996 were $3,038,233 as compared to $2,389,874 for the six months ended September 30, 1995. The increase in revenues is a result of the ability of the Company to fund increased sales through funds raised earlier this year.

     Cost of sales for the six months ended September 30, 1996 was $2,000,569 as compared to $2,616,512 for the six months ended September 30, 1995. This decrease was primarily the result of selling items with a higher gross profit margin.

     Gross profit was $1,037,664 for the six months ended September 30, 1996, as compared to a $266,648 gross loss for the six months ended September 30, 1995. This increase of $1,304,312 in gross profit is attributable to increased sales for the period, as well as the improvements and adjustments in cost of sales.

     Total operating expenses for the six months ended September 30, 1996 were $2,771,609 as compared to $1,596,661 for the comparable period ended September 30, 1995. The majority of these expenses are attributable to one time costs associated with the reorganization of Navtech, closing costs for the $5 million funding associated with the Country World Chapter 11 Proceedings, increased legal and other professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

     Operating losses totaled $1,733,945 for the six months ended September 30, 1996, as compared to an operating loss of $1,823,309 for the same period in 1995 for the reasons described above.

     Discontinued operations showed a income of $327,664 for the six months ended September 30, 1996 as compared to a loss of $2,196,078 for the six months ended September 30, 1995. The change was a result of the close down of this aspect of operations during the prior year. In the current period, income was primarily a result of the Company being able to settle past debt of the closed down operations at a substantial discount.

     Interest expense for the six months ended September 30, 1996 was $221,784 as compared to $150,650 for the six months ended September 30, 1995. This cost is primarily attributable to the Navtech revolving line of credit with a local lending institution in Farmington, New Mexico.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Revenues for the three months ended September 30, 1996 were $1,244,036 as compared to $1,392,098 for the three months ended September 30, 1995. The decrease in revenues is a result of the Company focusing in on products with a higher gross profit margin.

     Cost of sales for the three months ended September 30, 1996 was $683,799 as compared to $1,722,335 for the three months ended September 30, 1995. This decrease was primarily the result of selling items with a higher gross profit margin and the decrease in sales.

     Gross profit was $560,237 for the three months ended September 30, 1996, as compared to a $380,237 gross loss for the three months ended September 30, 1995. This increase in gross profit is attributable to increased gross profit percentage for the period due to a better selection of product sales.

     Total operating expenses for the three months ended September 30, 1996 was $1,532,682, as compared to $809,579 for the three months ended September 30, 1995. This increase of $723,103 is attributable to costs associated with increase legal and professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

     Operating losses totaled $1,024,169 for the three months ended September 30, 1996 as compared to an operating loss of $1,188,696 for the period ended September 30, 1995, a decrease of $164,527.

     Interest expense for the three months ended September 30, 1996 was $137,611 as compared to $65,245 for the comparable period in 1995. The increase is primarily attributable to the Navtech revolving line of credit with a local lending institution in New Mexico.

     Discontinued operations showed a income of $336,267 for the three months ended September 30, 1996 as compared to a loss of $1,026,269 for the three months ended September 30, 1995. The change was a result of the close down of this aspect of operations during the prior year. In the current period, income was primarily a result of the Company being able to settle past debt of the closed down operations at a substantial discount.

Liquidity and Capital Resources

     To date, the Company has met its cash requirements through funds generated by the IPO, the offerings of the Series D and Series E Preferred Stock, borrowings and other equity investments. The Company experienced a severe cash shortage and sustained substantial operating losses. Additional funds will be required during the current fiscal year to satisfy the Company's cash requirements. To the extent the Company has ceased operations of its woodworking business, its cash requirements have diminished accordingly, and an extended line of credit has been secured to fund Navtech's operations with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility are for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime. Additionally, the Company raised $8,995,000 through a private equity placement of the Company's Series E Preferred Stock. Unless and until the Company improves its financial results sufficiently and maintains such improved results, the Company may have to borrow or raise additional capital to fund any cash shortages as a result of the Company's continuing losses.

     In May 1995, the Company borrowed $500,000 from the Calvin Black Trust, which was due October 1, 1995. The note paid 2% interest per month, payable monthly. The Company defaulted in its obligation to repay the debt to the Calvin Black Trust by October 1, 1995 and was subsequently declared to be in default of its obligation under the terms of the note and agreement. The Calvin Black Trust filed a complaint in Federal Court in the District of Utah for repayment of the debt. On January 15, 1996 the Company, The Calvin Black Trust and Norlar, Inc., a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company, and his spouse, entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of this Registration Statement either 250,000 shares of

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a registration statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock, whichever be greater, for an extension of time to file a registration statement. The Company failed to comply with the terms of the amended agreement. The Trust put the Company on notice that it intended to pursue this matter and seek collection of the remaining balance due under the note. The Company believed that the delay in filing the Registration Statement was in part caused by the Trustee and defended itself vigorously. Following extensive negotiations, the company and The Trust reached settlement by the Company delivering shares of stock in RoomSystems, Inc. in lieu of payments. Upon such delivery, the lawsuit was dismissed.

     In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 from three individuals and entities at 15% annual interest. In lieu of such interest, the Company issued to such note holders an aggregate of 150,000 shares of Common Stock. The principal amount of such notes was due and payable on January 13, 1996, and in March 1996, the Company entered into an extension agreement with the three individuals whereas the Company made a partial payment of $500,000 and Mr. Larry Berman, the Company's Chairman, gave 370,000 shares of his personal stock for an extension until August 9, 1996 at which time a balance payment of $400,000 was due. It has been agreed between the parties to extend the August 9th deadline until such time as Country World emerges from the Chapter 11 Proceedings. The Company utilized the $1,000,000 to make a loan to Country World, which indebtedness was canceled in exchange for the issuance of 5,000,000 shares of Country World common stock to the Company. The Company plans to invest up to an additional $35 million to develop and construct the casino and hotel complex in Black Hawk, Colorado. At present, a letter of intent for the permanent financing is in place to fund the Casino after construction, however, there can be no assurance that the closing of such financing will be obtained.

     The Company consummated a Private Placement of 767,000 shares of its Series E Convertible Preferred Stock in March of 1996, resulting in gross and net proceeds of $7,670,000 and $6,628,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported by NASDAQ, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. In August and September 1996, the Company consummated a second placement of 115,000 shares of its Series E Convertible Preferred Stock under the same terms described above.

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

     In April 1996, the State of New Jersey approved the issuance of 555,000 shares of Series Z Preferred Stock in accordance with the Company's Certificate of designation. In September 1996, such authorization was increased to 1,050,000 shares and issued in exchange for debt.

     In June 1996, the Company issued an aggregate of 1,300,000 shares of its Common Stock to Messrs. Irwin Schneider, Eugene Lombardo and Scott Schneider in return for certain services performed by these individuals on behalf of the Company.

     In August 1996, the Company received formal notification from the Securities and Exchange Commission with regard to its majority owned subsidiary, Country World Casinos, Inc., that a formal investigation, which began in June 1994, had been terminated and no enforcement action is forthcoming.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


     In September 1996, the Company issued 573,333 shares of Common Stock to N & A Promotions in return for certain services performed for the Company.

     In September 1996, a debt of $30,000 owed to Sunrise, Inc. was converted into 30,000 shares of Series C Preferred Stock and pursuant to the terms thereof, into 120,000 shares of Common Stock.

HOLLY PRODUCTS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION



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

     On August 15, 1995, Tommyknocker and New Allied filed a counterclaim in the aforementioned action against CWC, the Company, Ronald Nathan, Sal Lauria and David Singer who are former board members of CWC, Roger LeClerc, President of CWC and William Patrowicz director of CWC. The counterclaim alleges that CWC is in default under the Promissory Note issued by CWC to Tommyknocker in connection with the acquisition of the real property, CWC failed to register sto ck on behalf of Tommyknocker and that the Company has acquired control of CWC to the detriment of Tommyknocker and New Allied.

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

     On October 12, 1995, CWC filed a bankruptcy petition under Chapter 11 of Title 11 of the United States Code. The case was filed in the United States Bankruptcy Court, District of Colorado, case number 95-20563rjb. Pursuant to the filing of the Bankruptcy, an automatic stay went into effect pursuant to 11 U.S.C. Section 362 prohibiting the foreclosure sale. Tommyknocker filed a Motion for Relief from the stay and a hearing on this matter was held on December 22, 1995. On January 3, 1996, the Court ruled that CWC should be given an opportunity to proceed with its Bankruptcy proceedings in a diligent and timely fashion. The Court conditioned continuation of the stay pending the approval or denial as the case may be of CWC's financing proposal and certain other conditions. In March 1996, the Court approved CWC's financing proposal and in May 1996, CWC submitted a plan of reorganization to the Court which is pending. In September 1996, the Court heard testimony in a claims hearing between the parties. In early November 1996, the Company received final rulings from the Court.

     The Court's order finds that Tommyknocker Casino Corporation/New Allied Development Corporation is not entitled to default interest at the rate of 18%, however Country World is ordered to pay 8% per annum on the unpaid balance due Tommyknocker and Country World is not obligated to pay attorneys fees as each party has been directed by the court to pay their own accordingly.

     The Court further finds that Country World Casinos, Inc. is not in default of its Agreement with Tommyknocker/New Allied Development Corporation with regard to filing a registration statement for its preferred stock and until Tommyknocker/NADC files such registration statement and Country World fails to pay for its cost, Country World is not in breach of the agreement.

     Lastly, the Court's order upheld Tommyknockers/New Allied's claim that Country World was not entitled to an offset on the environmental clean up as the work had been completed and Country World paid all clean up costs without objection prior to the take over by Holly Products, Inc.

     Both parties are ordered to confer and agree on a specific dollar amount by November 15th else the Court will set forth a hearing, determining the amount and assess costs and attorneys' fees to the prevailing party.

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the

HOLLY PRODUCTS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION



Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock, whichever be greater, for an extension of time to file a registration statement. The Company has failed to comply with the terms of the amended agreement. The Plaintiff has put the Company on notice that it intends to pursue this matter and seek collection of the remaining balance due under the Note. The Company believes that the delay in filing the Registration Statement was in part caused by the Trustee and intends on defending itself vigorously. Following extensive negotiations, the Company and the Trust reached settlement by the Company delivering shares of stock in RoomSystems, Inc. in lieu of payment. Upon such delivery, the lawsuit was dismissed.

     The negative outcome of any of these actions will have a material impact on the operations of the Company and would result in a disruption of the Company's business.



Item 2 - Exhibits & Reports on Form 8-K

(A)     There are no exhibits to be filed at this time.
(B) No reports on Form 8-K were filed during the quarter for which this report is filed.

HOLLY PRODUCTS, INC. AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HOLLY PRODUCTS, INC.






  __/s/ William H. Patrowicz_____________________________
By: William H. Patrowicz
    President, Chief Operating Officer, Treasurer
    (Principal Financial and Accounting Officer) and Director

Date:     November 19, 1996