Form 10-Q
period 1996-12-31
HOLLY PRODUCTS INC
filed 1997-02-13
CIK 909753

Form 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  December 31, 1996

                      Commission file number 1-12668

                                    OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to

          For Quarter Ended                Commission File Number


                              HOLLY HOLDINGS, INC.
              (Exact name of registrant as specified in its charter)

                New Jersey                             22-3172149
           (State of jurisdiction                   (I.R.S. Employer
            of incorporation)                        I.D. Number)

        200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania  19004
                   (Address of principal executive offices)

                  Registrant's telephone number (610) 617-0400


                               HOLLY PRODUCTS, INC.
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996: 4,937,488.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX



Part I:     FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheets as of December 31, 1996 [Unaudited]      1 - 2

   Consolidated Statements of Operations for the three and nine
   months ended December 31, 1996 and 1995 [Unaudited]                  3

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 1996 and 1995 [Unaudited]                               4 - 5

   Notes to Consolidated Financial Statements [Unaudited]               6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7 - 11


Part II:     OTHER INFORMATION

Item 1:  Legal Proceedings                                             12 - 13

Item 2:  Changes In the Rights of the Company's Security Holders       13

Item 3:  Defaults by the Company on its Senior Securities              13

Item 4:  Results of Votes of Shareholders                              13 - 14

Item 5:  Other Information                                             14

Item 6:  Exhibits & Reports on Form 8-K                                14


Signature Page                                                         15

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996 (UNAUDITED)



Assets:
Current Assets:
   Cash and Cash Equivalents                                    $   579,963
   Accounts Receivable Trade - [Net of Allowance for Doubtful
    Accounts of $178,695]                                         2,030,173
   Inventory                                                        572,694
   Prepaid Expenses                                                 330,480

   Total Current Assets                                           3,513,310

Property and Equipment - [Net of Accumulated
 Depreciation and Amortization of $273,906]                      11,455,405

Deposits                                                             51,582

Intangible Assets - Net                                             533,328

Other Assets                                                         62,786

Deferred Financing Costs                                            312,500

   Total Assets                                                 $15,928,911



See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996 (UNAUDITED)


Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes Payable - Related Party                               $  925,000
     Demand Notes Payable - Bank                                  1,242,823
     Notes Payable - Others                                       5,400,000
     Accounts Payable                                             1,428,098
     Accrued Expenses                                               611,233
     Payroll Taxes Payable                                            6,743
     Current Portion of Long-Term Debt                              139,557
     Current Portion of Capital Lease Obligations                    61,237

     Total Current Liabilities                                    9,814,691

Long-Term Debt                                                      524,360

Long-Term Portion of Capital Lease Obligations                      523,537

Minority Interest                                                 2,012,360

Commitments and Contingencies                                            --

Stockholders' Equity:
    Preferred Stock - Authorized 2,000,000 Shares:

       Series D: Convertible $10.00 Par Value, $1.00 Per
         Share Per Annum Cumulative Dividends, 389,975 Shares
         Issued and Outstanding                                   3,899,750

       Series E: Convertible $10.00 Par Value, 30,000 Shares
         Issued and Outstanding                                     300,000

       Series Z: Convertible $0.25 Par Value, 1,013,628 Shares
         Issued and Outstanding                                     253,407

       Additional Paid-in Capital [Preferred]                    (1,163,601)

       Common Stock - No Par Value, Authorized 150,000,000
         Shares, 4,937,488 Shares Issued and Outstanding         17,777,799

    Additional Paid-in Capital [Common]                             (83,947)

    Accumulated [Deficit]                                       (17,929,445)

        Total Stockholders' Equity                                3,053,963

        Total Liabilities and Stockholders' Equity             $ 15,928,911

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three months ended               Nine months ended
                                                     December 31,                    December 31,
                                                 1996           1995             1996          1995

Net Sales                                   $ 1,221,426    $   721,039      $ 4,259,659    $ 3,110,913

Cost of Sales                                   664,686        651,878        2,665,255      3,268,390

     Gross Profit [Loss]                        556,740         69,161        1,594,404       (157,477)

Operating Expenses:
     General, Selling and Administrative      1,474,312      2,246,103        4,245,921      3,842,764

     Operating [Loss]                          (917,572)    (2,176,942)      (2,651,517)    (4,000,241)

Other [Expense]:
     Other Income                                11,163        (41,729)          54,601         11,137
     Interest Expense                          (165,472)      (146,988)        (387,256)      (297,638)

     Other [Expense] - Net                     (154,309)      (188,717)        (332,655)      (286,501)

Minority Interest Share in Loss of Subsidiary    96,090         31,764          202,161        102,699

[Loss] Income from Continuing Operations       (975,791)    (2,333,895)      (2,782,011)    (4,184,043)

Discontinued Operations:
     Income [Loss] from Operations of
          Woodworking Business                  158,999       (79,161)          486,663     (2,275,239)

Estimated [Loss] on disposal of
     Woodworking Business                            --    (1,201,633)               --     (2,043,056)

     Net [Loss]                                (816,792)   (3,614,689)       (2,295,348)    (8,502,338)

     Preferred Stock Dividends                        0       201,250                 0        301,875

Net [Loss] Available to Common Stockholders  $ (816,792)  $(3,815,939)      $(2,295,348)   $(8,804,213)



Loss Per Common Share:
     [Loss] from Continuing Operations       $    (0.22)  $    (3.36)       $     (0.89)   $     (7.06)
     Income [Loss] from Discontinued
          Operations                         $     0.04   $    (0.11)       $      0.15    $     (3.84)
     Estimated Loss on Disposal of
          Woodworking Business               $       --   $    (1.73)       $        --    $     (3.45)

     Net [Loss] Per Common Share             $    (0.18)  $    (5.49)       $     (0.74)   $    (14.86)


Weighted Average Number of
     Common Shares Outstanding                4,492,823      695,524          3,115,978        592,672

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Nine months ended
                                                        December 31,
                                                  1996               1995
Operating Activities:
     [Loss] From Continuing Operations       $ (2,782,011)      $ (4,184,043)
          Adjustments to Reconcile Net [Loss]
           to Net Cash [Used for] Operating
           Activities:
          Depreciation and Amortization            88,367            140,318
          Amortization of Deferred Financing
           Activities                             320,433            112,500
          Minority Interest                       202,161                 --

     Changes in Assets and Liabilities:
          [Increase] Decrease in:
               Accounts Receivable              1,651,723           (277,607)
               Inventory                         (342,818)          (420,722)
          Other Current Assets                     (4,534)            21,685
               Due from Stockholders & Related
                Parties                                --             25,000
               Note Receivable                         --          1,050,000
               Deposits                          (194,880)                --
               Prepaid Expenses                  (116,500)                --
               Other Assets                      (546,726)                --

          Increase [Decrease] in:
               Accounts Payable and Accrued
                Expenses                         (897,390)         1,888,508
               Payroll Taxes Payable              (75,080)            71,249
               Other Current Liabilities          (14,182)                --

          Total Adjustments                        70,574          2,610,931

   Net Cash - Continuing Operations - Forward  (2,711,437)        (1,573,112)

Discontinued Operations:
     Net [Loss] From Discontinued Operations      486,663         (2,275,239)
     Adjustments to Reconcile Net [Loss] to
      Net Cash Operations:
          Depreciation and Amortization                --             59,540
          Bad Debts                                    --                 --
          Changes in Net Assets, Liabilities
           and Losses                            (575,007)         2,228,959
          Estimated Loss in Disposal of
           Woodworking Business                        --         (2,043,056)
  Net Cash - Discontinued Operations - Forward    (88,344)        (2,029,796)

Investing Activities - Continuing Operations:
     Acquisition of Assets                     (1,889,148)           (90,508)
     Purchase of Navtech - Net of Cash                 --                 --

Net Cash - Investing Activities - Continuing
 Operations - Forward                         $(1,889,148)        $  (90,508)


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                    Nine months ended
                                                        December 31,
                                                  1996               1995

     Net Cash - Continuing Operations -
      Forwarded                             $  (2,711,437)     $  (1,573,112)

     Net Cash - Discontinued Operations -
      Forwarded                                   (88,344)        (2,029,796)

     Net Cash - Investing Activities -
      Continuing Operations - Forwarded        (1,889,148)           (90,508)

Financing Activities - Continuing Operations:
     Proceeds from Notes Payable-Other          5,223,714            500,000
     Payment of Notes Payable - Other            (150,000)                --
     Proceeds from Demand Notes Payable -
      Stockholders and Related Parties                 --            322,000
     Payment of Demand Notes Payable -
      Stockholders and Related Parties         (2,971,504)          (262,427)
     Proceeds of Demand Note Payable - Banks      384,470          1,164,792
     Proceeds from Issuance of Preferred Stock  1,679,000          2,400,000
     Proceeds from Sale of Warrants               168,750                 --
     Dividends Paid                                    --           (100,625)

     Net Cash - Financing Activities -
      Continuing Operations                     4,334,430          4,023,740

Financing Activities - Discontinued Operations:
     Payment of Demand Note Payable                    --           (334,287)
     Proceeds from Demand Note Payable                 --                 --

     Net Cash - Financing Activities -
      Discontinued Operations                          --           (334,287)

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                (354,499)            (3,963)

Cash and Cash Equivalents - Beginning of
      Periods                                  $  934,462            189,180

     Cash and Cash Equivalents - End of
      Periods                                  $  579,963         $  185,217

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
          Interest                             $  178,272         $  334,931
          Income Taxes                         $       --         $       --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     See notes to consolidated financial statements for details of certain non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Holly Holdings, Inc. are set forth in the Company's Form 10-KSB for the period ended March 31, 1996, as filed with the Securities and Exchange Commission.


[2]  BUSINESS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting of normal recurring items] which are considered necessary for a fair presentation. Operating results for the three and nine months ended December 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1996, included in the Holly Holdings, Inc. Form 10-KSB.


[3]  INVENTORY

At December 31, 1996 inventory consisted of the following:

          Work-in-Process          $ 110,000
          Raw Materials              800,694
          Total                      910,694
          Less Reserve              (338,000)

          Total                    $ 572,694

Inventory is stated at the lower of cost [first-in, first-out method] or market.


[4]  EARINGS PER SHARE

Earnings per share are based on 4,492,823 and 695,524 shares outstanding for the three months ended December 31, 1996 and 1995, respectively, and 3,115,978 and 592,672 for the nine months ended December 31, 1996 and 1995, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. Shares in escrow and the effect of outstanding warrants were not included in the calculations, as their effect would be anti-dilutive. Effective December 26, 1996, the shareholders of the Company approved an amendment to reflect a one-for-ten reverse split of the Company's Common Stock.


[5]  EQUITY TRANSACTIONS

During the quarter, 167,500 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 7,960,097 shares of Company common stock. In October, November and December 1996, the Company issued 82,500 shares of Series E Preferred Stock resulting in gross proceeds of $825,000. In October 1996, the Company issued 450,000 shares of its Common Stock to Sparta Capital Ltd. for the exercise of 450,000 warrants.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


CERTAIN STATEMENTS INCLUDED HEREIN OR INCORPORATED BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN "SAFE HARBOR" PROVISIONS OF THE REFORM ACT AND IS INCLUDING THIS SPECIAL NOTE TO ENABLE THE COMPANY TO DO SO. FORWARD-LOOKING STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS PART INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

GENERAL

     The Company experienced a substantial loss for the year ended March 31, 1996, such loss was attributable primarily to its woodworking business, which was conducted through its wholly owned subsidiary, HollyWood Manufacturing, Inc. ("HollyWood"). The Company explored ways to reduce losses in this business, including divesting itself of its woodworking business while continuing the sales operations. The Company held discussions with potential purchasers of its woodworking business. An offer was presented but, the potential buyer was unable or unwilling to consummate a transaction. Accordingly, the Company was unsuccessful in its attempts to divest itself of its woodworking business and consequently, ceased ongoing operations of the woodworking business to reduce any further losses. The Company dismissed the entire staff and management of its woodworking operation and liquidated its assets. The lease for the facility housing HollyWood expired on December 31, 1995 at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets and collection of outstanding receivables to satisfy a secured credit facility with Riviera Finance of Chicago, Illinois.

     In April 1996, the company moved its wholly owned subsidiary, Navtech Industries, Inc. ("Navtech"), from Blanding, Utah to Shiprock, New Mexico.
The move allowed Navtech to operate from one facility totaling 54,000 square feet in lieu of three separate facilities totaling 20,000 square feet. This enables the company to operate with greater efficiency and substantial less cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It is anticipated that the new facility will allow Navtech to expand its revenues substantially. Additionally, during the Company's first quarter of 1996 (April - June) the Company changed the management of Navtech with a smaller and more qualified group of professionals to carry out Navtech's plan and meet targeted budgets for the upcoming year. The nine months results for this subsidiary show a significant turnaround to its income statement as compared to a $2 million loss last year.

     The five million dollar financing package for the Company's majority owned subsidiary, Country World Casinos, Inc. ("Country World"), consummated in May 1996, should enable Country World to emerge from Bankruptcy proceedings

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in the immediate future, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of all outstanding State litigation (see Part II, Item 1) as a part of the Chapter 11 proceedings, it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the Casino in Blackhawk, Colorado. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs and plans to eliminate its office requirements in Denver during this fiscal year. As of December 31, 1996, Country World vacated its Denver office.

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

     The Company, on behalf of Country World, has obtained a financing commitment for 5 million dollars ($5,000,000) which will enable Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing proposal has been approved by the Bankruptcy Court and the Company has acquired the funds and distribution will be made in accordance with the Court's order. Final settlement hearings were held in late September 1996 and Country World received final rulings from the court. The Court's order finds that Tommyknocker Casino Corporation/New Allied is not entitled to default interest at the rate of 18%, however Country World was ordered to pay 8% per annum on the unpaid balance due Tommyknocker. Furthermore, Country World was not obligated to pay attorneys fees, as each party has been directed by the court to pay their own accordingly.

     The Court further finds that Country World was not in default of its Agreement with Tommyknocker/New Allied with regard to filing a registration statement for its preferred stock and until Tommyknocker/New Allied files such registration statement and Country World fails to pay for its cost, Country World is not in breach of the agreement.

     Lastly, the Court's order upheld Tommyknocker's/New Allied's claim that Country World was not entitled to an offset on the environmental clean up, due to the fact that the work was completed and Country World paid all clean up costs without objection, prior to the Company's acquisition of a majority ownership in Country World.

     Both parties were ordered to confer and agree on a specific dollar amount by November 15, 1996. The parties came to an agreement and approximately $1.3 million was paid to Tommyknocker Casino Corp./New Allied with the Court's approval in December 1996.

     In December 1996, Country World petitioned the Court to pay the unsecured creditors. All of the unsecured creditors have reached an agreement with Country World, however Tommyknocker Casino Corporation/New Allied objected to such payout asking the Court to hold these funds for future payments, possibly due to them or payment due to Kennedy Funding.

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


RESULTS OF OPERATIONS

Nine Months Ended December 31, 1996 Compared to Nine Months Ended
December 31, 1995

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

     Revenues for the nine months ended December 31, 1996 were $4,259,659 as compared to $3,110,913 for the nine months ended December 31, 1995. The increase in revenues is a result of the ability of the Company to fund increased sales through funds raised earlier this year.

     Cost of sales for the nine months ended December 31, 1996 was $2,665,255 as compared to $3,268,390 for the nine months ended December 31, 1995. This decrease was primarily the result of selling items with a higher gross profit margin.

     Gross profit was $1,594,404 for the nine months ended December 31, 1996, as compared to a $157,477 gross loss for the nine months ended December 31, 1995. This increase of $1,751,881 in gross profit is attributable to increased sales for the period, as well as the improvements and adjustments in cost of sales.

     Total operating expenses for the nine months ended December 31, 1996 were $4,245,921 as compared to $3,842,764 for the comparable period ended December 31, 1995. The majority of these expenses are attributable to one time costs associated with the reorganization of Navtech, closing costs for the $5 million funding associated with the Country World Chapter 11 Proceedings, increased legal and other professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

     Discontinued operations showed a income of $486,663 for the nine months ended December 31, 1996 as compared to a loss of $2,275,239 for the nine months ended December 31, 1995. The change was a result of the close down of this aspect of operations during the prior year. In the current period, income was primarily a result of the Company being able to settle past debt of the closed down operations at a substantial discount.

     Operating losses totaled $2,651,518 for the nine months ended December 31, 1996, as compared to an operating loss of $4,000,241 for the same period in 1995 for the reasons described above.

     Interest expense for the nine months ended December 31, 1996 was $387,256 as compared to $297,638 for the nine months ended December 31, 1995. This cost is primarily attributable to the Navtech revolving line of credit with a local lending institution in Farmington, New Mexico and notes payable for the Company's financing of Country World.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     Revenues for the three months ended December 31, 1996 were $1,221,426 as compared to $721,039 for the three months ended December 31, 1995. The increase in revenues is a result of the Company to fund increased sales through funds raised earlier this year and a better selection of product sales.

     Cost of sales for the three months ended December 31, 1996 was $664,686 as compared to $651,876 for the three months ended December 31, 1995. There was a decrease in the percentage to sales, primarily the result of selling items with a higher gross profit margin.

     Gross profit was $556,740 for the three months ended December 31, 1996, as compared to a $69,161 gross profit for the three months ended December 30, 1995. This increase in gross profit is attributable to increased gross profit percentage for the period due to a better selection of product sales.

     Total operating expenses for the three months ended December 31, 1996 was $1,473,313, as compared to $2,246,103 for the three months ended December 31, 1995. This decrease of $772,103 is attributable to the high costs incurred last year related to the operations of Navtech, the acquisition and development of Country World, resulting in high legal and other administrative costs.

     Operating losses totaled $917,572 for the three months ended December 31, 1996 as compared to an operating loss of $2,176,942 for the period ended December 31, 1995, a decrease of $1,259,370.

     Interest expense for the three months ended December 31, 1996 was $165,472 as compared to $146,988 for the comparable period in 1995.

     Discontinued operations showed a income of $158,999 for the three months ended December 31, 1996 as compared to a loss of $79,161 for the three months ended December 31, 1995. The change was a result of the close down of this aspect of operations during the prior year. In the current period, income was primarily a result of the Company being able to settle past debt of the closed down operations at a substantial discount.


LIQUIDITY AND CAPITAL RESOURCES

     To the extent the Company has ceased operations of its woodworking business, its cash requirements have diminished accordingly, and an extended line of credit has been secured to fund Navtech's operations with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility are for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime.
As of December 31, 1996, Navtech was indebted to the bank in the amount of approximately $1.2 million. This loan becomes due on March 15, 1997. Additionally, during this quarter, the Company raised $825,000 through a private equity placement of the Company's Series E Preferred Stock.

     In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 from three individuals and entities at 15% annual interest. In lieu of such interest, the Company issued to such note holders an aggregate of 150,000 shares of Common Stock. The principal amount of such notes was due and payable on January 13, 1996, and in March 1996, the Company entered into an extension agreement with the three individuals whereas the Company made a partial payment of $500,000 and Mr. Larry Berman, the Company's

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Chairman, transferred 370,000 shares of the Company's Common Stock owned by him in exchange for an extension until August 9, 1996 at which time a balance payment of $400,000 to be due. The parties further agreed to extend the August 9th deadline until such time as Country World emerges from the Chapter 11 Proceedings. The Company utilized the $1,000,000 to make a loan to Country World, which indebtedness was canceled in exchange for the issuance of 5,000,000 shares of Country World common stock to the Company. The Company plans to invest up to an additional $35 million to develop and construct the casino and hotel complex in Black Hawk, Colorado. At present, a letter of intent for the permanent financing is in place to fund the Casino after construction, however, there can be no assurance that the closing of such financing will be obtained.

     The Company consummated a Private Placement of 767,000 shares of its Series E Convertible Preferred Stock in March of 1996, resulting in gross and net proceeds of $7,670,000 and $6,628,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported by NASDAQ, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. In August through December 1996, the Company consummated a second placement of an aggregate 197,500 shares of its Series E Convertible Preferred Stock under the same terms described above.

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

     In October 1996, the Company issued 450,000 shares of Common Stock to Sparta Capital Ltd. for the exercise of its warrants.

     Unless and until the Company improves its financial results sufficiently and maintains such improved results, the Company may have to borrow or raise additional capital to fund any cash shortage, if the need should arise.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION


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

     The Court's order found that Tommyknocker Casino Corporation/New Allied was not entitled to default interest at the rate of 18%, however the Court Country World is ordered to pay 8% per annum on the unpaid balance due Tommyknocker. Additionally, the Court ordered that both parties were obligated to pay their own expenses related to this matter.

     The Court further found that Country World Casinos, Inc. was not in default of its Agreement with Tommyknocker/New Allied with regard to filing a registration statement for its preferred stock and until Tommyknocker/New Allied files such registration statement and Country World fails to pay for its cost, Country World is not in breach of the agreement.

     Lastly, the Court upheld Tommyknocker's/New Allied's claim that Country World was not entitled to an offset on the environmental clean up as the work had been completed and Country World paid all clean up costs without objection prior to the Company's acquisition of a majority ownership in Country World.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION


     Both parties were ordered to confer and agree on a specific dollar amount by November 15, 1996. The parties came to an agreement and approximately $1.3 million was paid to Tommyknocker/New Allied with the Court's approval in December 1996.

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common Stock, whichever be greater, for an extension of time to file a registration statement. The Company has failed to comply with the terms of the amended agreement. The Plaintiff put the Company on notice that it intended to pursue this matter and seek collection of the remaining balance due under the Note. Following extensive negotiations, the Company and the Trust reached settlement by the Company delivering shares of stock in RoomSystems, Inc. in lieu of payment. Upon such delivery, the lawsuit was dismissed.

     The negative outcome of any of these actions will have a material impact on the operations of the Company and would result in a disruption of the Company's business.


Item 2 - Changes In the Rights of the Company's Security Holders

     None


Item 3 - Defaults by the Company on its Senior Securities

     None


Item 4 - Results of Votes of Shareholders

     In December 1996, at the annual meeting of shareholders, the shareholders were asked to approve the following agenda:

1. To elect a Board of Directors to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified;

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION



2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Holly Holdings, Inc.";

3. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to reflect a one-for-ten reverse split of the Company's Common Stock;

4. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 150,000,000;

5. To consider and act upon a proposal to approve the Company's 1996 Stock Option Plan;

6. To consider and act upon a proposal to issue five pre-split shares of the Company's Common Stock in exchange for one share of the Company's Series D Preferred Stock and to amend the Company's Certificate of Incorporation to delete any reference to, or any provision for, the class of authorized stock designated as Series D Preferred Stock;

7. To ratify the selection of Moore Stephens CPA's to act as the Company's Independent Certified Public Accountants for the fiscal year ending March 31, 1997;

     All of the above items were approved by the shareholders and were effective December 26, 1996.

Item 5 - Other Information

     None

Item 6 - Exhibits & Reports on Form 8-K

     (A)  There are no exhibits to be filed at this time.
     (B) No reports on Form 8-K were filed during the quarter for which this report is filed.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOLLY PRODUCTS, INC.,



                                   __/s/ William H. Patrowicz________________
                                     By: William H. Patrowicz
                                         President, Chief Operating Officer,
                                         Treasurer (Principal Financial and
                                         Accounting Officer) and Director




Date:     February 13, 1997