Form 10KSB/A
period 1996-03-31
HOLLY PRODUCTS INC
filed 1997-04-23
CIK 909753

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              _________________

                                 FORM 10-KSB

(Mark One)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Navtech's relationship with Room Systems began in early 1992 when it built 450 mini-bars on a turnkey basis. Later in 1993, Navtech extended credit to RoomSystems, so RoomSystems would have 50 units for a test marketing program with a national hotel chain. During 1994, Navtech and RoomSystems expanded their relationship. Beginning in March 1994, Navtech entered into a series of agreements through which it purchased 26.7% of the issued and outstanding stock of RoomSystems for $282,000, which $278,000 was provided to Navtech by the Company. In addition, in April 1994, Navtech and RoomSystems entered into an agreement granting Navtech exclusive rights to manufacture RoomSystems' in-room hotel mini-bars, provided Navtech meets certain quality, production and related criteria. The agreement terminates on March 31, 1999, but will be extended automatically for successive one year terms unless either party acts to terminate. In April 1996, RoomSystems initiated action to cancel the agreement
due to price and quality issues.     On November 15, 1996, the companies
executed a settlement agreement terminating all manufacturing agreements, resolving all pricing and payment terms and settling a date for the final shipment of units. In January 1997, the final units were shipped. Since the profit margin was lower than desired, the overall impact upon Navtech's profits will be minimal. Navtech's sales will be lower until new business can be generated.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

Plan for Elimination of Losses

     The Company experienced a substantial loss for the year ended March
31, 1996, such loss was attributable primarily to its woodworking business, which was conducted through its wholly owned subsidiary, HollyWood
Manufacturing, Inc. ("HollyWood").    The Company was unseccessful in its
attempts to divest itself of its woodworking business or find a suitable manufacturer for its products and consequently, ceased ongoing operations of the woodworking business to reduce its losses. The lease for the facility housing HollyWood expired on December 31, 1995 at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets and collection of outstanding receivables to satisfy a secured credit facility with Riviera Finance of Chicago, Illinois.

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

   Discontinued Operations - HollyWood Manufacturing.

     HollyWood Manufacturing, Inc. ("HollyWood") had been unprofitable for some time and in September 1995 the Company determined to discontinue its woodworking business. It first considered divesting itself of its woodworking business while continuing the sales operations, then the Company held discussions with potential purchasers. An offer had been presented, but the potential buyer was unable or unwilling to make a firm commitment regarding same and consequently ceased ongoing operations. The Company dismissed the entire staff and management of its woodworking business and liquidated its assets. The lease for the facility housing this business expired on December 31, 1995, at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets, the collection of outstanding receivables and advances from a related party to satisfy a secured credit facility. The March 31, 1996 financial statements reflect Discontinued
Operations: (Loss from Operations of Woodworking Business for the years ended March 31, 1996, and March 31, 1995 of $2,196,078 and $2,276,863 respectively.
An amount of $2,709,280 is also recorded as an Estimated Loss on Disposal of Woodworking Business Including Provision of $666,224 for Operating Losses During the Phase Out Period. This amount was estimated since the liquidation process was expected to take about another year due to the number of creditors to be accounted for.

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

     Cost of sales for the twelve months ended March 31, 1996 were $4,110,443 for the twelve months ended March 31, 1995. The increase in cost of goods sold from 1995 to 1996, in the amount of $1,131,000, was solely from the Company's Navtech subsidiary. The increase primarily consisted of an increase in labor and related costs of $642,000 due to improper usage of personnel by the prior management team, before and during the Company's move to new facilities, an inventory reserve for obsolete goods in the amount of $338,000 and an increase in raw materials due to a change in product sales.

     Operating expenses for the year increased from $1,371,000 in 1995 to $5,214,000 in 1996, an increase of $3,843,000. The increases were made up primarily of the following components:

          Description                    Amount
     1)     Professional Fees          $1,383,000
     2)     Loan Extension Fees           222,000
     3)     Lawsuit Settlements           169,000
     4)     Insurance                     191,000
     5)     Bad Debts                     426,000
     6)     Salaries                      485,000
     7)     Travel and Entertainment      183,000
     8)     Outside Consulting            118,000

     The primary reasons for the increases were due to A) the Company's reorganization which resulted in large legal and consulting fees to settle debt and change the structure of the Company, which was paid mostly in the form of common stock of the Company; B) the shifting over of overhead in the form of salaries, rent, automobile, office expenses and travel and entertainment expense which had been in the overhead of the woodworking company to the active ongoing corporate holdings.; and C) the addition of the Country World Casino operations, which incurred substantial operating expenses while still in its pre-operative state.

     The Bad Debts expense of the Company, from its Navtech subsidiary, was due to its selling finished products to companies that thereafter went into bankruptcy or went out-of-business.

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

     An aggregate of 300,000 shares of Common Stock of the Company were placed in escrow in connection with the IPO, pending the Company's attainment of certain minimum annual earnings thresholds. The holders of these shares consist of (a) Norlar, Inc. (b) Mr. Cary Berman, the son of Mr. Larry Berman and certain other shareholders of the Company, none of whom are officers, directors, employees, consultants or contractors to the Company or otherwise affiliated with the Company. In the event the Company's earnings before income tax as reported in the Company's audited financial statements exceed $800,000 for the fiscal year ended March 31, 1995, then all 300,000 shares would have been released from escrow and delivered to such shareholders. If Minimum Pre-Tax Earnings for such year had been less than $800,000 but more than $400,000, then 150,000 shares would have been released. No shares were released, however, as such earnings levels were not met. If cumulative Minimum Pre-Tax Earnings for the two years ending March 31, 1996 shall exceed $1,000,000, then any shares then remaining in escrow shall be released. In the event any of the shares are released from escrow to officers and other employees of the Company, the release will be treated, for financial reporting purposes, as compensation expense to the Company. In the event the Company attains any of the earnings thresholds required for the release of the escrow shares, the release of the escrowed shares to such officers and other employees (an aggregate of 200,000 shares in this case) will be deemed additional compensation expense to the Company. Accordingly, the Company will, in the event of the release of the escrowed shares, recognize during the period in which the earnings thresholds are met, what could be a substantial charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the difference between the aggregate market price of such shares at the time of the release from escrow and the aggregate original issue price thereof (between $.07 and $.08 per share). The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. In November 1995, due to the acquisition of Navtech in June 1994 and acquisition of majority interest in Country World in April 1995, significantly changing the overall company, the Board of Directors voted to eliminate the escrow agreement
and return such shares accordingly.     The escrowed shares were not released
pursuant to the terms of the agreement, due to the attainment of earnings levels. Rather, the escrow agreement was nullified because the facts and circumstances under which it was originally negotiated had completely changed. Accordingly, no compensation expense was recorded at the cancellation of the agreement.

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

Name and
Principal                Fiscal       Annual                      Other
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

Dated:       April 22, 1997

/s/Larry S. Berman
Larry S. Berman
Chairman of the Board,
Executive Officer,
Secretary and Director


Dated:       April 22, 1997
/s/ William H. Patrowicz
William H. Patrowicz
President, Chief Operating
Officer, Treasurer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




/s/ Larry S. Berman                                  April 22, 1997
Larry S. Berman
Chairman, Chief Executive Officer
Secretary and Director

/s/ William H. Patrowicz                             April 22, 1997
William H. Patrowicz
President, Chief Operating Officer,
Treasurer and Director

/s/ Cary Brett Berman                                April 22, 1997
Cary Brett Berman
Vice President and Director


/s/ Harold Goldstein                                 April 22, 1997
Harold Goldstein
Director

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


                                      -28a-

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

                                      -28b-

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

   Revenue Recognition - Revenues are recorded at the time of shipment of products or performance of services.

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