Form 10QSB/A
period 1996-12-31
HOLLY PRODUCTS INC
filed 1997-04-23
CIK 909753

Form 10-QSB/A-1

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

          For the transition period from _________________to_________________

          For Quarter Ended_________________ Commission File Number__________


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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX



Part I:     FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheets as of December 31, 1996 [Unaudited]      1 - 2

   Consolidated Statements of Operations for the three and nine
   months ended December 31, 1996 and 1995 [Unaudited]                  3

   Consolidated Statement of Stockholders' Equity                       4 - 5

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 1996 and 1995 [Unaudited]                               6 - 7

   Notes to Consolidated Financial Statements [Unaudited]               8 - 9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 15


Part II:     OTHER INFORMATION

Item 1:  Legal Proceedings                                             16 - 17

Item 2:  Changes In the Rights of the Company's Security Holders       17

Item 3:  Defaults by the Company on its Senior Securities              17

Item 4:  Results of Votes of Shareholders                              17 - 18

Item 5:  Other Information                                             18

Item 6:  Exhibits & Reports on Form 8-K                                18


Signature Page                                                         19

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


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996 (UNAUDITED)


Liabilities and Stockholders' Equity:
Current Liabilities:
     Notes Payable - Related Party                               $  925,000
     Demand Notes Payable - Bank                                  1,242,823
     Notes Payable - Others                                       5,400,000
     Accounts Payable                                             1,428,098
     Accrued Expenses                                               636,424
     Payroll Taxes Payable                                            6,743
     Current Portion of Long-Term Debt                              139,557
     Current Portion of Capital Lease Obligations                    61,237

     Total Current Liabilities                                    9,839,882

Long-Term Debt                                                      524,360

Long-Term Portion of Capital Lease Obligations                      523,537

Minority Interest                                                 2,012,360

Commitments and Contingencies                                            --

Stockholders' Equity:
    Preferred Stock - Authorized 2,000,000 Shares:

       Series D: Convertible $10.00 Par Value, $1.00 Per
         Share Per Annum Cumulative Dividends, 389,975 Shares
         Issued and Outstanding                                   3,899,750

       Series E: Convertible $10.00 Par Value, 30,000 Shares
         Issued and Outstanding                                     300,000

       Series Z: Convertible $0.25 Par Value, 1,013,628 Shares
         Issued and Outstanding                                     253,407

       Additional Paid-in Capital [Preferred]                    (1,163,601)

       Common Stock - No Par Value, Authorized 150,000,000
         Shares, 4,937,488 Shares Issued and Outstanding         17,777,799

    Additional Paid-in Capital [Common]                             (83,947)

    Accumulated [Deficit]                                       (17,954,636)

        Total Stockholders' Equity                                3,028,772

        Total Liabilities and Stockholders' Equity             $ 15,928,911

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

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             Preferred Stock
                          Series B         Series C          Series D           Series E            Series Z
                                                                                                                       Additional
                          Number of        Number of         Number of          Number of           Number of          Paid-in
                          Shares  Amount   Shares   Amount   Shares   Amount    Shares     Amount   Shares   Amount    Capital

Balance - March 31, 1995  75,000 $ 7,500       --  $    --  402,500 $4,025,000      --  $      --       --  $    --  $(732,420)
Dividends Paid                --      --       --       --       --       --        --         --       --       --         --
Shares Issued in  Acquisition --      --       --       --       --       --        --         --       --       --         --
Shares Issued in Exchange
 for Existing Debt            --      --  180,000  180,000       --       --        --         --       --       --         --
Conversion to Preferred  (75,000) (7,500) 450,000    7,500       --       --        --         --       --       --         --
 Stock
Conversion to Common Stock    --      -- (450,000)  (7,500)      --       --        --         --       --       --   (442,500)
Shares Issued for Litigation  --      --       --       --       --       --        --         --       --       --         --
 Settlement
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Conversion to Common Stock    --      -- (180,000)(180,000)      --       --        --         --       --       --         --
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Shares Issued in Exchange     --      --       --       --       --       --        --         --       --       --         --
 for Existing Debt
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Issuance of Series E          --      --       --       --       --       --   747,000  7,470,000       --       -- (1,020,401)
 Preferred Stock
Conversion to Common          --      --       --       --  (12,525) (125,250)(160,000)(1,600,000)      --       --    255,773
 Stock
Net [Loss] for the Period     --      --       --       --       --       --        --         --       --       --         --

Balance - March 31,  1996     --      --       --       --  389,975  3,899,750 587,000  5,870,000       --       -- (1,939,548)

Conversion to Common Stock    --      --       --       --       --       --  (497,000)(4,970,000)       --      --    680,888
Issuance of Series E          --      --       --       --       --       --    20,000    200,000       --       --    (28,000)
 Preferred Stock
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Conversion to Common Stock    --      --       --       --       --       --  (110,000)(1,100,000)      --       --    150,700
Issuance of Series E          --      --       --       --       --       --   115,000  1,150,000       --       --   (182,682)
 Preferred Stock
Shares Issued in Exchange     --      --       --       --       --       --        --         -- 1,013,628 253,407         --
 for Existing Debt
Shares Issued for Services    --      --       --       --       --       --        --         --       --       --         --
 Rendered
Shares Issued in Exchange     --      --       --       --       --       --        --         --       --       --         --
 for Existing Debt
Conversion to Common Stock    --      --       --       --       --       --  (167,500)(1,675,000)      --       --    251,250
Issuance of Series E          --      --       --       --       --       --    82,500    825,000       --       --    (96,209)
 Preferred Stock
Exercise of Warrants          --      --       --       --       --       --        --         --       --       --         --
Net [Loss] for the Period     --      --       --       --       --       --        --         --       --       --         --

Balance - December 31,
 1996 [Unaudited]             --   $  --       --   $  --  389,975 $3,899,750  30,000  $ 300,000  1,013,628 $253,407 $(1,163,601)


See Notes to Consolidated Financial Statements.




HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        Common Stock
                                                         Additional                    Total
                                  Number of               Paid-in    Accumulated    Stockholders'
                                  Shares      Amount      Capital     [Deficit]        Equity

Balance - March 31, 1995          410,960  $ 4,599,383  $ (83,947)  $ (4,104,695)   $ 3,710,821
Dividends Paid                         --           --         --       (137,604)      (137,604)
Shares Issued in Acquisition       74,459    2,187,733         --             --      2,187,733
Shares Issued in Exchange              --           --         --             --        180,000
 for Existing Debt
Conversion to Preferred Stock          --           --         --             --             --
Conversion to Common Stock        180,000      450,000         --             --             --
Shares Issued for Litigation        2,500       75,000         --             --         75,000
 Settlement
Shares Issued for Services            750       11,250         --             --         11,250
 Rendered
Shares Issued for Services          2,500       87,500         --             --         87,500
 Rendered
Conversion to Common Stock         72,000      180,000         --             --             --
Shares Issued for Services          3,000       78,750         --             --         78,750
 Rendered
Shares Issued for Services         30,000      862,500         --             --        862,500
 Rendered
Shares Issued for Services          5,000      128,100         --             --        128,100
 Rendered
Shares Issued in Exchange           2,793       38,756         --             --         38,756
 for Existing Debt
Shares Issued for Services          3,500       45,938         --             --         45,938
 Rendered
Issuance of Series E Preferred         --           --         --             --      6,449,599
 Stock
Conversion to Common Stock        247,584    1,469,477         --             --             --
Net [Loss] for the Period              --           --         --    (11,416,990)   (11,416,990)

Balance - March 31, 1996        1,035,046   10,214,387    (83,947)   (15,659,289)     2,301,353

Conversion to Common Stock      1,911,214    4,289,112         --             --             --
Issuance of Series E 200,000           --           --         --             --        172,000
 Preferred Stock
Shares Issued for Services        130,000      487,500         --             --        487,500
 Rendered
Conversion to Common Stock        950,885      949,300         --             --             --
Issuance of Series E                   --           --         --             --        967,318
 Preferred Stock
Shares Issued in Exchange              --           --         --             --        253,407
 for Existing Debt
Shares Issued for Services         57,333      215,000         --             --        215,000
 Rendered
Shares Issued in Exchange          12,000       30,000         --             --         30,000
 for Existing Debt
Conversion to Common Stock        796,010    1,423,750         --             --             --
Issuance of Series E                   --           --         --             --        728,791
 Preferred Stock
Exercise of Warrants               45,000      168,750         --             --        168,750
Net [Loss] for the Period              --           --         --     (2,295,348)    (2,295,348)

Balance - December 31,
 1996 [Unaudited]               4,937,488  $17,777,799  $ (83,947)  $(17,954,637)  $ (3,028,771)


See Notes to Consolidated Financial Statements.




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

    [4]  STOCKHOLDERS' EQUITY

At the Annual Meeting of shareholders, held on December 26, 1996, the Stockhodlers approved a one-for-ten reverse stock split.

As of December 31, 1996 the company was authorized to issue 150,000,000 shares of common stock and 2,000,000 of preferred stock.

The Series D and Series E Preferred Stock both have a par value of $10.00.
When these securities were sold, the fees and expenses associated with the sales were charged to Additional Paid-in-Capital, thus reducing Equity. At
December 31, 1996, the Preferred Stock, Additioanl Paid-in-Capital was comprised of the following:

     1) Series D                                $(1,138,359)
     2) Series E                                    (25,242)
                                                 -----------
     Total                                      $(1,163,601)


During the quarter, 167,500 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 796,010 shares of the Company common stock.
Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported by NASDAQ, of the Company's Common
Stock on the date of the closing of the subscription or 65% of the average bid price for the five (5) trading days immediatley proceeding the date of conversion. Upon conversion, the net amount received from the original sale of these securities, in the amount of $1,423,750 was transferred to common stock.
In October, November, and December 1996, the Company issued 8,250 shares of
Series E Preferred Stock resulting in gross proceeds of $825,000.  In October
1996, the Company issued 45,000 shares of its Common Stock to Sparta Capital,
Ltd. for the excercise of 45,000 warrants.

   [5]      EARINGS PER SHARE

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The five million dollar financing package for the Company's majority owned subsidiary, Country World Casinos, Inc. ("Country World"), consummated in May 1996, should enable Country World to emerge from Bankruptcy proceedings in the immediate future, therefore eliminating substantial legal, travel and management expense associated with these proceedings. Further, with the simultaneous settlement of all outstanding State litigation (see Part II, Item 1) as a part of the Chapter 11 proceedings, it is anticipated that Country
World will recover monetary damages and be able to move forward with its plans to construct the Casino in Blackhawk, Colorado. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs and plans to eliminate its office requirements in Denver during this fiscal year. As of December 31, 1996, Country World vacated its Denver office.

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

     Cost of sales for the nine months ended December 31, 1996 was $2,665,255
, or about 63% of revenue,     as compared to $3,268,390   , or approximately
105% of revenue     for the nine months ended December 31, 1995.    This
improvement, solely from the Company's Navtech subsidiary, was primarily the result of Navtech's cost of sales being higher in 1995 due to it selling products with a higher cost of goods expense and having fixed overhead of labor and other costs during a three month period when Navtech was moving its headquarters and thus had very low sales shipments.

     Gross profit was $1,594,404 for the nine months ended December 31, 1996, as compared to a $157,477 gross loss for the nine months ended December 31, 1995. This increase of $1,751,881 in gross profit is attributable to increased sales for the period, as well as items not mentioned in the cost of sales paragraph.

     Total operating expenses for the nine months ended December 31, 1996 were
$4,245,921 as compared to $3,842,764 for the comparable period ended December
31, 1995.  The majority of these expenses are attributable to one time costs associated with the reorganization of Navtech, closing costs for the $5 million funding associated with the Country World Chapter 11 Proceedings, increased legal and other professional fees, raising of working capital,
consulting, stock expenses, as well as promotional fees   , which amounted to
about $375,000.

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



Item 2.

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

     Accounts Receivable for the Company's Navtech subsidiary increased from over $378,000 at March 31, 1996 to about $2,030,000 at December 31, 1996.
This increase was due to large shipments of orders at the end of December 31, 1996, which are being collected in a timely manner. The increase is also attributable to the increase in sales at Navtech.

     Notes Payable - Other, increased from $1,535,888 at March 31, 1996, to
$5,400,000 at December 31, 1996. $5,000,000, in the form of a new note, was obtained to enable the Company's Country World Casino's, Inc. subsidiary to emerge from bankruptcy. Some reduction was obtained when other notes were converted to common stock.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER
31, 1995

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


LIQUIDITY AND CAPITAL RESOURCES

     To the extent the Company has ceased operations of its woodworking business, its cash requirements have diminished accordingly, and an extended line of credit has been secured to fund Navtech's operations with The First
National Bank of Farmington in Farmington, New Mexico.  The terms of this facility are for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime.
As of December 31, 1996, Navtech was indebted to the bank in the amount of
approximately $1.2 million.  This loan becomes due on March 15, 1997   , and
was extended to July 17, 1997, at which time the Company believes it will be further extended, if needed, but it can not assure that this will occur.

     In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 from three individuals and entities at 15% annual interest. In lieu of such interest, the Company issued to such note holders an aggregate of 150,000 shares of Common Stock. The principal amount of such notes was due and payable on January 13, 1996, and in March 1996, the Company entered into an extension agreement with the three individuals whereas the Company made a partial payment of $500,000 and Mr. Larry Berman, the Company's
Chairman, transferred 370,000 shares of the Company's Common Stock owned by him in exchange for an extension until August 9, 1996 at which time a balance payment of $400,000 to be due. The parties further agreed to extend the August
9th deadline until such time as Country World emerges from the Chapter 11
Proceedings.  The Company utilized the $1,000,000 to make a loan to Country
World, which indebtedness was canceled in exchange for the issuance of 5,000,000 shares of Country World common stock to the Company. The Company plans to invest up to an additional $35 million to develop and construct the casino and hotel complex in Black Hawk, Colorado. At present, a letter of intent for the permanent financing is in place to fund the Casino after construction, however, there can be no assurance that the closing of such financing will be obtained.

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


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     In June 1996, the Company issued an aggregate of   130,000     shares of
its Common Stock to Messrs. Irwin Schneider, Eugene Lombardo and Scott
Schneider in return for certain services performed by these individuals on behalf of the Company.

     In September 1996, the Company issued    57,333     shares of Common Stock
to N & A Promotions in return for certain services performed for the Company.

     In September 1996, a debt of $30,000 owed to Sunrise, Inc. was converted into 30,000 shares of Series C Preferred Stock and pursuant to the terms
thereof, into    12,000     shares of Common Stock.

     In October 1996, the Company issued    45,000     shares of Common Stock
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

     The Company is planning to raise additional working capital through the sale of additional common stock, preferred convertible stock and convertible debentures. The funds derived from these sales will be sufficient to fund operations for the next twelve months, although there is no assurance that it will be successful in selling these securities. The Company is forming a joint
Venture arrangement with Prescott Development Corp. to fund the construction of the planned casino and hotel by its subsidiary Country World Casinos, Inc. The total amount of this project is almost $70,000,000, of which and estimated
$27,350,000 will be used to construct the casino, about $35,000,000 for the hotel and $5,000,000 to liquidate the note currently due for this project to fund the Chapter 11 proceedings which were completed on March 4, 1997.
Although the Company believes that it will be successful in arranging this financing, there can be no asssurances that it will be successful.

     At March 31, 1996, the Company had owed $250,000 plus accrued interest and legal fees as required under the default provisions of the note, to the Calvin
Black Trust. During the Current period, the Company liquidated this note by payments and by exchange of equity a subsidiary had in another company, terminating the legal action upon the default.




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

     On March 13, 1997, the Bankruptcy Court signed and order dismissing CWC from Bankruptcy. In connection wherewith, CWC paid all its creditors in full.

     The dismissal of the Bankruptcy casued the case described above (case number 95CV2310) to be revised. The Company and CWC are currently negotiating a settlement of this case and management believes a settlement will be forthcoming.

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust
commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of
$500,000.    In August 1996, this case was settled and the lowsuit was
eliminated.

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


HOLLY HOLDINGS, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

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


                                      HOLLY HOLDINGS, INC.,



                                   __/s/ William H. Patrowicz________________
                                     By: William H. Patrowicz
                                         President, Chief Operating Officer,
                                         Treasurer (Principal Financial and
                                         Accounting Officer) and Director




Date:        April 22, 1997


