Form 10KSB
period 1997-03-31
HOLLY HOLDINGS INC
filed 1997-09-29
CIK 909753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-KSB

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 1-12668

                               HOLLY HOLDINGS, INC.
                (Name of Small Business Issuer in its charter)

         New Jersey                                   22-3172149
(State or Other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                  NUMBER)

        200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
           (Address of Principal Executive Offices)(Zip Code)

       Issuer's Telephone Number, Including Area Code: (610) 617-0400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                NAME ON EACH EXCHANGE
TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common Stock, no par value                              None
Common Stock Purchase Warrants                          None
Convertible Preferred D, $10 par value                  None

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


     The aggregate market value at _______, 1997 of shares of the issuer's Common Stock, no par value (based upon the closing price per share of such stock, held by non-affiliates of the Registrant was approximately $_________. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 15, 1997, there were outstanding 21,662,477 shares of the issuer's Common Stock, no par value.

     Documents incorporated by reference:

          Document                         Form 10-KSB Reference


     Transitional Small Business Disclosure Format (check one):

     Yes __X___          No _____

                                      PART I
                              Description of Business
ITEM 1
GENERAL

     The Company was incorporated in New Jersey in 1992. The Company, through its wholly owned subsidiary, HollyWood Manufacturing, Inc., used to manufacture wood cabinetry and fixtures. Due to continued losses, the Company ceased ongoing operations of the woodworking business effective September 1995. In June 1994, the Company consummated the acquisition of Navtech Industries, Inc. Due to minimal profits and the cancellation of Navtech's bank line of credit, the Company ceased ongoing operations effective June 1997. In July 1995, the Company acquired a majority of shares of Common Stock of Country World Casinos, Inc. In March 1997, the Company consummated the acquisition of Nightlife Printing & Promotions, Inc. and American Publishers Company, Inc. In June 1997, according to the terms of the acquisition agreement, all transactions were reversed and Nightlife Printing and American Publishing were returned to their original owners.

STRATEGY

     NAVTECH INDUSTRIES, INC.

     On June 30, 1994, the Company acquired all of the issued and outstanding shares of Navtech Industries, Inc.("Navtech"). Navtech is an electronic cable and contract assembly company located in Shiprock, New Mexico. Navtech provides independent manufacturing services to original equipment manufacturers in industries such as gaming, medical equipment, security systems, computer peripherals, in-room hotel mini-bars and electronic musical systems.

     In March 1994, Navtech entered into a series of agreements through which it purchased 26.7% of the issued and outstanding stock of RoomSystems for $282,000, which $278,000 was provided to Navtech by the Company. In addition, in April 1994, Navtech and RoomSystems entered into an agreement granting Navtech exclusive rights to manufacture RoomSystems' in-room hotel mini-bars, provided Navtech meets certain quality, production and related criteria. In April 1996, RoomSystems initiated action to cancel the agreement due to price and quality issues. Navtech continued to manufacture for RoomSystems while both companies sought to negotiate a settlement to their respective differences. On November 15, 1996, the companies executed a settlement agreement terminating all manufacturing agreements, resolving all pricing and payment terms and settling a date for the final shipment of units. In January 1997, the final units were shipped. Since the profit margin on the units was lower than desired, the overall impact upon Navtech's profits were minimal.
In April 1997, Navtech instituted legal action against RoomSystems to collect the balance due of approximately $125,000 for the January 1997 shipment.

     In April 1996, Navtech moved from Blanding, Utah to Shiprock, New
Mexico. The move allowed Navtech to operate from one facility totaling 54,000 square fee in lieu of three separate facilities totaling 20,000 square feet. This enabled the Company to operate with greater efficiency and substantial less cost through consolidation of functions, elimination of transportation and reduction in management and supervisory staff. In its new location in Shiprock, New Mexico, Navtech is located on the Navajo Reservation which allows for rebates in employing Native Americans, reduced energy costs and a forgiveness of rent payments on the new facility until such time as the move and refurbishing costs to the building are fully paid. It is estimated that this process will take approximately 10 years. It was anticipated that the new facility would allow Navtech to expand its revenues, pending receipt of new orders and sufficient working capital. Additionally, during the Company's first quarter of 1996 (April - June) the Company changed the management of Navtech with a smaller group of professionals to carry out Navtech's plan and meet targeted budgets for the upcoming year. The nine months results for this subsidiary showed a significant turnaround to its income statement as compared to a $2 million loss last year. Navtech suffered a mediocre fourth quarter (January - March 1997) and first quarter (April - June 1997) for the new year as well. In the interim, Navtech reduced its staff significantly to reduce operating costs and conserve working capital until such time as new orders were received. In June 1997, Navtech's bank, First National Bank of Farmington, informed Navtech that it would no longer continue its revolving line of credit. Accordingly, the Company was forced to cease ongoing operations and liquidate Navtech's assets to repay the loan to bank.

     COUNTRY WORLD CASINOS, INC.

     As of July 1997, the Company owns 65% of the outstanding shares of Country World Common Stock. Country World intends to develop a casino, hotel and parking complex in the gaming district of Black Hawk, Colorado, which is located approximately 35 miles west of Denver, including an approximate 75,000 square foot casino (the "Casino") for limited stakes gambling (that is, gambling in which bets are limited to a $5.00 maximum by Colorado law). Country World purchased the real property on which the Casino is to be constructed from New Allied for approximately $11, 500,000, consisting of $550,000 in cash, approximately $7,500,000 in preferred stock and approximately $3,500,000 in the form of a promissory note.

     On June 28, 1995, Tommyknocker, a subsidiary of New Allied, filed a Rule 120 Motion in the District Court, City and County of Denver, Colorado. This action sought foreclosure on the property. On October 3, 1995, the magistrate in this case granted Tommyknocker's motion and authorized the sale of the property pursuant to the foreclosure on October 12, 1995. On October 12, 1995, Country World petitioned the U.S. Bankruptcy Court for the District of Colorado for protection under the rules of Chapter 11 of the Bankruptcy Code in order to stop the foreclosure. The foreclosure had been stayed pending certain conditions.

     The Company, on behalf of Country World, obtained a 5 million dollars ($5,000,000) financing package, which enabled Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing package had been approved by the Bankruptcy Court and the Company utilized the funds in accordance with the Court's order. With all issues completed in March 1997, the U.S. Bankruptcy Court ruled that Country World Casinos, Inc. be dismissed from Chapter 11.


     Country World anticipates that it will require an additional approximately $70,000,000 to $80,000,000 to construct an operational and licensed casino, hotel and parking complex. In July 1997, Country World signed an agreement with U2 Consulting, of San Francisco, California, to provide up to $75,000,000 in debt financing to construct such facility.

     In March 1997, the Company acquired all of the outstanding shares of Nightlife Printing & Promotions, Inc., a commercial offset printer, and all of the outstanding shares of American Publishers Company, Inc., a wholesaler telemarketing company selling educational products to schools and libraries. In June 1997, according to the terms of the acquisition agreement, primarily as a result of the NASD's delisting of the Company's securities, all transactions were reversed and Nightlife Printing and American Publishing were returned to their original owners.

     NAVTECH INDUSTRIES, INC.

     During fiscal 1997, Navtech offered independent manufacturing services to original equipment manufacturers in a variety of industries. The Company assembled printed circuit boards and wire harness assemblies for slot machine tracking systems, signage, as well as various other products. In June 1997, Navtech's primary secured lender, First National Bank of Farmington, informed Navtech that it would not extend the loan. Navtech was unable to replace First National Bank of Farmington and the bank subsequently forced Navtech to cease ongoing operations and the Bank is liquidating the assets to pay this loan.

EMPLOYEES

     As of July 1997, the Company has four full time employees including three executive officers. In June 1997, Navtech reduced its staff significantly maintaining management and sales personnel until new commitments/orders were received. In July 1997, with the ceasing of Navtech's operations, all employees of Navtech were dismissed.

INSURANCE

     The Company's insurance coverage includes property and casualty insurance, liability insurance, including products liability, and excess liability coverage, key man life insurance on Mr. Berman, the Company's Chief Executive Officer and Mr. Patrowicz, the Company's President, and directors and officers liability insurance. Based both upon its experience and industry standards, the Company believes that the types and amounts of its coverage are adequate. In June 1997, the Company did not renew the key man life insurance policies for Mr. Berman and Mr. Patrowicz in an effort to reduce its fixed expenses.

ITEM 2 - PROPERTIES

     The Company's executive offices are presently contained within an office complex in Bala Cynwyd, Pennsylvania and is approximately 2,000 square feet. The offices are leased for a period of two years, commencing January 1996, at a net monthly rental of $2,400.

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

     On October 12, 1995, CWC filed a bankruptcy petition under Chapter 11 of Title 11 of the United States Code. The case was filed in the United States Bankruptcy Court, District of Colorado, case number 95-20563rjb. Pursuant to the filing of the Bankruptcy, an automatic stay went into effect pursuant to 11 U.S.C. Section 362 prohibiting the foreclosure sale. Tommyknocker filed a Motion for Relief from the stay and a hearing on this matter was held on December 22, 1995. On January 3, 1996, the Court ruled that CWC should be given an opportunity to proceed with its Bankruptcy proceedings in a diligent and timely fashion. The Court conditioned continuation of the stay pending the approval or denial as the case may be of CWC's financing proposal and certain other conditions. In March 1996, the Court approved CWC's financing proposal and in May 1996, Country World closed on such financing. In September 1996, the Court heard testimony in a claims hearing between the parties. In early November 1996, the Company received final rulings from the Court.

     The Court's order found that Tommyknocker Casino Corporation/New Allied was not entitled to default interest at the rate of 18%, however Country World is ordered to pay 8% per annum on the unpaid balance due Tommyknocker. Additionally, the Court ordered that both parties were obligated to pay their own expenses related to this matter.

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

     The Company, on behalf of Country World, obtained a 5 million dollars ($5,000,000) financing package, which enabled Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing package had been approved by the Bankruptcy Court and the Company utilized the funds in accordance with the Court's order. With all issues completed in March 1997, the U.S. Bankruptcy Court ruled that Country World Casinos, Inc. be dismissed from Chapter 11.

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of the Sale and Forbearance. The Company will repay Norlar the $250,000 and replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common stock, whichever be greater, for an extension of time to file a Registration Statement. In August 1996, the Company liquidated this note by payments and by the exchange of equity in a subsidiary it had in another company, terminating the legal action brought upon the default.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 5, 1996, by written consent of a majority of the Company's stockholders without a meeting, action was taken to amend the Company's Certificate of Incorporation to increase the authorized number of shares of

Common Stock from 20 million to 50 million shares. The foregoing was approved by the holders of 9,907,467 shares of the Company's Common Stock, constituting approximately 85.2% of such stock outstanding on April 30, 1996, the record date.

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

     All of the above items except Item #6 were approved by the shareholders and were effective December 26, 1996. The Company plans to reissue a proxy statement for Item #6 in September of 1997.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company's Common Stock, Warrants and Series D Preferred Stock are currently traded "over the counter market" under the respective symbols "HOPR", "HOPRW" and "HOPRP".

     The following table sets forth the high and low prices for such securities on the NASDAQ Small Cap Market during the quarters indicated. In
July 1997, the Company's common stock and warrants were delisted from the NASDAQ Small Cap Market. In March 1997, the Company's Series D Preferred stock was delisted from the NASDAQ Small Cap Market.

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
Quarter Ended  June 30, 1995         7 3/8    5          4        2 3/8      15 1/4   10
Quarter Ended September 30, 1995     5 7/8    2 3/4      2 1/4      5/8      12        5 1/2
Quarter Ended December 31, 1995      3 7/8    1          1 5/8      5/8       8        2 1/4
Quarter Ended March 31, 1996        2 11/16    11/16     1 1/4      7/16      6        2 5/8
Quarter Ended June 30, 1996            3/4      5/16      11/16     5/16      2 5/8      3/4
Quarter Ended September 30, 1996      11/16     5/16       5/8      1/16      2          3/4
Quarter Ended December 31, 1996        9/16     1/4        3/8      1/16      1          3/8
Quarter Ended March 31, 19972          1/4    1 3/16       1/4      1/16        3/8      3/8
Quarter Ended June 30, 19972           1/16     1/ 4       1/8      1/16        1/4      1/8

     On September 15, 1997, the closing price of the Common Stock, Warrants and Preferred Stock listed in the "over the counter market" were $0.12, $0.01 and $0.75, respectively.

     On September 15, 1997, there were 407 holders of record of the Company's Common Stock, 56 holders of record of the Warrants and 29 holders of record of the Series D Preferred Stock. The Company believes that there are in excess of 3,500 beneficial owners of Common Stock, Warrants and Series D Preferred Stock.

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

     Holders of shares of Series D Preferred Stock receive dividends of 10% per annum. Such dividends accrue and are cumulative from the date of original issue and are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year. Dividends on the shares of Series D Preferred Stock are payable prior to any dividends to be paid on the Common Stock. The Company intends to pay dividends on the Series D Preferred Stock to the extent its earnings are sufficient, as determined in the discretion of the Board of Directors of the Company. Under New Jersey law, the Company is not permitted to pay dividends if either (i) it would be unable to pay its debts as they become due in the ordinary course of business or (ii) its total assets would be less than its total liabilities. Accordingly, dividend payments have not been made since July 1, 1995.

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

GENERAL

     The Company is focusing all its attention in assisting its majority owned subsidiary, Country World Casinos, Inc., ("Country World") in completing its plan to build the largest casino and hotel complex in the state of Colorado, as well as completing its financials and settling outstanding indebtedness so that it can plan for new acquisitions in the future.

     In order to begin the process of timely completing the goals, Country World has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, Country World has signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage the Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a binding letter of intent with Luciani & Associates, LLC. and G. Michael Brown, joint venture of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations.

     The casino level of the project, at approximately 75,000 square feet, will be the largest in Colorado and will be capable of accommodating 1,800 slot machines and 32 gaming tables. Country World will open the facility with 1,000 slot machines, 20 blackjack tables and 12 poker tables, and may add up to 800 additional slot machines if management determines that the additional gaming devices will produce equal per square foot revenue and will not create excess capacity. Country World expects that slot machines will be the greatest source of its gaming revenues. Slot machines are less labor intensive and require less square footage than table games, and also generate higher profit margins.

     The Casino's atmosphere will feature a country western music theme similar to the rock and roll music theme successfully employed by the Hard Rock Cafe. The Casino decor will include memorabilia from the great country singers, both past and present, with a star walk of their own. The country western music theme has not been established in the Black Hawk/Central City, Colorado gaming market, and therefore will give the Country World Casino its own unique identity. Management believes that as casinos have become more numerous, the gaming industry has begun to recognize that popular themes and amenities such as quality dining and hotel accommodations play an important role in attracting customers to casinos. The theme is intended to appeal to the Hotel Casino's target customer base, which consists primarily of residents of the Denver metropolitan area as well as other Colorado communities located within driving distance of Black Hawk.

     The Radisson Black Hawk Hotel will provide overnight accommodations with 290 standard rooms and 35 suites, making it the first destination resort of its kind in Black Hawk. Complimenting both the casino and hotel will be a three story underground parking facility for 865 cars featuring both valet and self parking options, and the only covered on-site bus turnaround currently available in Black Hawk for the convenience of day trip customers.

     Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. In the past year, Black Hawk hosted approximately 3 million visitors and generated almost 60% of the state's gaming revenues. The 112,000 square foot Hotel Casino site on the northern most end of the Black Hawk gaming district is in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's main intersection on State Highway 119. The seven story structure will tower high above all existing facilities. The Black Hawk and nearby Central City casino market includes many small, privately held gaming facilities that Country World believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The Casino's country western music theme, country hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

     The Hotel Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The design and construction team consists of Semple Brown Roberts, P.C., a Denver based architectural firm (the "Architect") and PCL Construction Services, Inc., a multi-billion dollar North American construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

     Gaming operations at the Casino will be under the management of a joint venture between Luciani & Associates, LLC and G. Michael Brown of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

     Hotel operations will be under the management of Signature Hospitality Resources, Inc. of Denver, Colorado (the "Hotel Manager'), which provides a full range of hotel and resort support services including operations, sales, marketing, food, beverage, human resources, MIS and technical services.

RESULTS OF OPERATIONS
TWELVE MONTHS ENDED MARCH 31, 1997 COMPARED TO TWLEVE MONTHS ENDED MARCH 31,
1996

     Based on the following results of operations and the non renewal of Navtech's line of credit with the First National Bank of Farmington, the Company was forced to cease ongoing operations of this segment of the Company's business. Due to the plan of discontinuance for Navtech, revenues and net losses have been eliminated from the statement of operations. The following comparison, therefore, does not include the results attributable to Navtech, but contains the costs of discontinued operations.

     Revenues for the twelve months ended March 31, 1997 were $    *     as
compared to $4,110,443 for the twelve months ended March 31, 1996. This increase in revenues is a result of the ability of the Company to fund increased sales through funds raised earlier this year.

     Cost of sales for the twelve months ended March 31, 1997 was $   *    as
compared to $5,143,819 for the twelve months ended March 31, 1996.or approximately * % of revenue for the twelve months ended March 31, 1996. This improvement, solely from the Company's Navtech subsidiary, was primarily the result of Navtech's cost of sales being higher in 1995 due to it selling products with a higher cost of goods expense and having a fixed overhead of labor and other costs during a three month period when Navtech was moving its headquarters and thus had very low sales shipments.

     Gross profit was $   *    for the twelve months ended March 31, 1997, as
compared to a $1,033,376 gross loss for the twelve months ended March 31,
1996.  This increase of $   *    in gross profit is attributable to increased
sales for the period, as well as items mentioned in the cost of sales paragraph.

     Total operating expenses for the twelve months ended March 31, 1997 were
$   *    as compared to $5,214,000 for the comparable period ended March 31,
1996. The increase is primarily attributable to increased expenses of the one-time costs associated with the reorganization of Navtech, closing costs for the $5 million funding associated with the Country World Chapter 11 Proceedings, and corporate increase of legal and other professional fees, raisin g of working capital, consulting, stock expenses, as well as promotional fees,
which amounted to about $   *    in the corporate area.

     Discontinued operations showed an income of $   *    for the twelve
months ended March 31, 1997, as compared to a loss of $   *    for the twelve
months ended March 31, 1996. The change was a result of the close down of this aspect of operations during the prior year. In the current period, income was primarily a result of the Company being able to settle past debt of the closed down operations at a substantial discount.
* Financials to Follow

LIQUIDITY AND CAPITAL RESOURCES

     To the extent the Company has ceased operations of its woodworking business, its cash requirements diminished accordingly, an extended line of credit had been secured to fund Navtech's operations with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility were for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime. As of December 31, 1996, Navtech was indebted to the bank in the amount of approximately $1.2 million. This loan became due on March 15, 1997, and was extended to June 1997. In June 1997, the bank informed Navtech that there would be no further extensions.

     In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 from three individuals and entities at 15% annual interest. In lieu of such interest, the Company issued to such note holders an aggregate of 150,000 shares of Common Stock. The principal amount of such notes was due and payable on January 13, 1996, and in March 1996, the Company entered into an extension agreement with the three individuals whereas the Company made a partial payment of $500,000 and Mr. Larry Berman, the Company's Chairman, gave 370,000 shares of his personal stock for an extension until August 9, 1996 at which time a balance payment of $400,000 was due. The Company made a partial payment for interest, as well as an extension fee in the amount of $200,000. The Noteholders agreed to extend the final payment due date until after funding of the Country World Casino project. The Company utilized the $1,000,000 to make a loan to Country World, which indebtedness was canceled in exchange for the issuance of 5,000,000 shares of Country World common stock to the Company. Country World Casinos, Inc. plans to invest up to an additional $70 to $80 million to develop and construct the casino and hotel complex in Black Hawk, Colorado.

     During the year 1996, the Company consummated a Private Placement of 1,162,000 shares of its Series E Convertible Preferred Stock in various trounces, resulting in gross and net proceeds of $11,620,000 and $9,751,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. As of September 1997, 87,500 shares are yet to be converted.

     In April 1996, the State of New Jersey approved the issuance of 555,000 shares of Series Z Preferred Stock in accordance with the Company's Certificate of Designation. In September 1996, such authorization was increased to 1,050,000 shares and issued in exchange for debt. In July 1997, the shares of Series Z preferred stock were converted into 5,068,140 shares of common Stock.

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

     In March 1997, the Company issued 100,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

     In April 1997, the Company issued 250,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

     In April 1997, the Company issued 555,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

     Unless and until the Company improves its financial results sufficiently and maintains such improved results, the Company may have to borrow or raise additional capital to fund any cash shortage, in the need should arise.

     At March 31, 1996, the Company had owed $250,000 plus accrued interest and legal fees as required under the default provisions of the note, to the Calvin Black Trust. During the current period, the Company liquidated this note by payments and by the exchange of equity a subsidiary had in another company, terminating the legal action brought upon the default.

ITEM 7 - FINANCIAL STATEMENTS - SEE PAGE F-1

     The Company was not able to complete its financial statements in time to file this form 10-KSB report because the Company is indebted to its independent auditors and its independent auditors have advised the Company that until such indebtedness is paid it will not be able to furnish the Company an independent audit report.

     The Company intends to amend the Form 10-KSB to include audited financial statements and full discussion of financial condition and results of operations as soon as possible.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. - Not applicable

                                     PART III
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officer and directors of the Company as of June 30, 1997 are as follows:

Name                    Age          Position with the Company

Larry S. Berman         61          Chairman, Chief Executive Officer,
Secretary,                          and Director

William H. Patrowicz    49          President, Chief Operating Officer,
Treasurer                           and Director


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

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its chief executive officer and each of its executive officers whose total cash compensation exceeded $100,000 for the fiscal period ended March 31, 1997, 1996 and 1995, respectively:

Name and               Fiscal                                 Other Annual
Principal Position     Year      Salary ($)     Bonus ($)     Compensation

Larry S. Berman         1995     117,000(1)        0               0
Chairman and Chief      1996     156,000           0               0
Executive Officer       1997     156,000           0               0


William H. Patrowicz    1995     110,500(2)        0               0
President and Chief     1996     130,000           0               0
Operating Officer       1997     130,000           0               0


(1) Includes a portion of a $156,000 annual salary which took effect January 1, 1995.
(2) Includes a portion of a $130,000 annual salary which took effect January 1, 1995.
     The value of personal benefits furnished to Mr. Patrowicz and Mr. Berman did not exceed 10% of their respective cash compensation.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Set forth below is information at September 15, 1997, concerning the beneficial ownership of Common Stock by (i) all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group.

 Shares Beneficially Owned (Post Split)

Name (1)(2)(3)                         Number      Percent

Larry S. Berman (3)                   1,669,616      7.7%
Chairman, Chief Executive
Officer, Secretary, and
Director of the Company

William H. Patrowicz                  1,333,180      6.2%
President, Chief Operating
Officer, Treasurer,
and Director

All Directors and Executive           3,002,796     13.9%
Officers as a Group (2 persons)

(1) Except as indicated below, all of such persons and entities have sole investment and voting power over the shares listed as being owned by them.

(2)     The addresses of certain of such persons are:

        Larry Berman
        William H. Patrowicz
        Holly Holdings, Inc.
        200 Monument Road, Suite 10
        Bala Cynwyd, Pennsylvania 19004

(3)     Norlar, Inc. is the record holder of a portion of such shares.

ITEM 12 - CERTAIN TRANSACTIONS

     On April 20, 1995, the Company acquired 5,000,000 shares of Common Stock of Country World Casinos, Inc. ("Country World"), in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. In June 1997, the Company acquired 1,250,000 additional shares in exchange for the cancellation of $250,000 of indebtedness. The Company also acquired 16,667 shares of Country World Common Stock in a separate transaction for $50,000. Country World has purchased real estate located in the gaming district of Black Hawk, Colorado, on which it seeks to construct the Casino. In addition, the Company acquired an additional 2,250,453 shares of Common Stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's Common Stock. As of June 30, 1997, the Company owns 65% of the outstanding shares of Country World Common Stock.

     From December 1995 to March 1997, the Company sold 1,162,000 shares of
its Series E Convertible Preferred Stock for $10.00 per share.   This
transaction was done in accordance with Regulation S of the Securities Act of 1933. The Series E Preferred Stock is convertible into the Company's Common Stock at the lesser of 75% of the bid price on the date of closing or 65% of the bid price on the five days preceding the conversion date. The Company received net proceeds from this transaction of approximately $9,751,000. The proceeds were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech.

     In December 1995, the Company committed to guaranty a $5 million loan for Country World for use in paying the secured and unsecured creditors of Country World. The loan was approved by the U.S. Bankruptcy Court for the District of Colorado and said funds were distributed in accordance with the Court's Order in March 1997.

     In March 1997, the United States Bankruptcy Court for the District of Colorado dismissed Country World from its pending Chapter 11 case.

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action seeks repayment of a promissory note in the principal amount of $500,000. On January 15, 1996 the Company, the Calvin Black Trust and Norlar, Inc. a corporation owned by Mr. Larry Berman, the Chairman and Chief Executive Officer of the Company and his spouse entered into a Sale and Forbearance Agreement pursuant to which The Calvin Black Trust sold to Norlar $250,000 of the indebtedness owed by the Company in exchange for $250,000 in cash from Norlar and Norlar agreed to deliver to the Calvin Black Trust upon the effectiveness of a Registration Statement either 250,000 shares of the Company's Common Stock or $500,000 worth of the Company's Common Stock whichever be greater. In exchange, The Calvin Black Trust agreed to forbear from taking any further actions for a period of six months from the date of
the Sale and Forbearance.   The Company will repay Norlar the $250,000 and
replace the shares of the Company's Common Stock that Norlar is required to deliver to The Calvin Black Trust pursuant to the terms of the Sale and Forbearance Agreement in either cash or the Company's securities as determined by the Company's Board of Directors. In April 1996, the Agreement was amended and the Trust was paid an additional $150,000 and Norlar agreed to deliver to the Trust, upon effectiveness of a Registration Statement, either 200,000 shares of the Company's Common Stock or $348,000 worth of the Company's Common stock, whichever be greater, for an extension of time to file a Registration Statement. In August 1996, the Company liquidated this note by payments and by the exchange of equity a subsidiary had in another company, terminating the legal action brought upon the default.

     In April 1996, the Company filed for approval with the State of New Jersey, pursuant to the provisions of Section 14A:7-2(2) of the New Jersey Business Corporation Act, a Certificate of Amendment to its Certificate of Incorporation to authorize the issuance of 555,000 of Preferred Stock of the Corporation to be designated Class Z Preferred Stock, $0.25 par value. Such designation was approved by the State in April 1996. In September 1996, such authorization was increased to 1,050,000 shares and issued in exchange for debt. In July 1997, the shares of Series Z preferred stock were converted into 5,068,140 shares of common stock. The reason for such authorization is due to the Company, its Board of Directors and management team as a whole, submitting to a licensing procedure enforced by the State of Colorado Gaming Commission. Under the terms of the licensing procedure, all parties must be licensed prior to opening operations of Country World Casinos and if there was to be a sudden change in control in the Board of Directors or management team, the Casino would be forced to close until new personnel could be licensed, quite possibly bankrupting the Company.

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

     In March 1997, the Company issued 100,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

     In April 1997, the Company issued 250,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

     In April 1997, the Company issued 555,000 shares of common stock to Sparta Capital Ltd. for the exercise of its warrants.

ITEM 13 - EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOLLY HOLDINGS, INC.

Dated:     September 29, 1997           /s/Larry S. Berman
                                        Larry S. Berman
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Secretary and Director


Dated:     September 29, 1997          /s/William H. Patrowicz
                                       William H. Patrowicz
                                       President, Chief Operating
                                       Officer, Treasurer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/Larry S. Berman         Chairman, Chief Executive        September 29, 1997
Larry S. Berman            Officer, Secretary and Director

/s/ William H. Patrowicz   President, Chief Operating       September 29, 1997
William H. Patrowicz       Officer, Treasurer and Director