Form 10QSB
period 1997-06-30
HOLLY HOLDINGS INC
filed 1997-09-29
CIK 909753

Form 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

          Commission file number 1-12668

OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to

          For Quarter Ended                Commission File Number


                               HOLLY HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

            New Jersey                                     22-3172149
(State of jurisdiction of incorporation)          (I.R.S. Employer I.D. Number)

           200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania  19004
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

                         Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1997: 21,662,477.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Part I:     FINANCIAL INFORMATION

Item 1:     Financial Statements......................................1

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................2, 3, 4

Part II:    OTHER INFORMATION

Item 1:     Legal Proceedings.........................................5, 6, 7

Item 2:     Changes In the Rights of the Company's Security Holders...8

Item 3:     Defaults by the Company on its Senior Securities..........8

Item 4:     Results of Votes of Shareholders..........................8

Item 5:     Other Information.........................................8

Item 6:     Exhibits & Reports on Form 8-K............................8


Signature Page........................................................9

PART I, ITEM 1

     The Company was not able to complete its financial statements in time to file this Form 10-QSB Report because the Company was unable to complete its financial statements for the year ended March 31, 1997. The financial statements for the year ended March 31, 1997 are integral to the Company completing its first quarter financial statement.

     The Company intends to amend Form 10-QSB to include unaudited financial statements and full discussion of financial condition and results of operations as soon as possible.

ITEM 2

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Financials to follow


LIQUIDITY AND CAPITAL RESOURCES

     To the extent the Company has ceased operations of its woodworking
business, its cash requirements  diminished accordingly.   Navtech had a line
of credit with The First National Bank of Farmington in Farmington, New Mexico. The terms of this facility were for a receivable and inventory line of credit in an amount not to exceed $1,500,000 with a monthly floating interest rate of 1.5% over prime. Navtech pledged all of its assets as security for this loan. As of June 30, 1997, Navtech was indebted to the bank in the amount of approximately $1.2 million. This loan became due on March 15, 1997, and was extended to June 1997. In June 1997, the bank informed Navtech that it would not renew the loan. Navtech was unable to replace First National Bank of Farmington and the bank subsequently forced Navtech to cease ongoing operations.

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

     During 1996 and early 1997, the Company consummated a series of Private Placements of an aggregate of 1,162,000 shares of its Series E Convertible Preferred Stock, resulting in gross and net proceeds of $11,620,000 and $9,751,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. As of September 1997, 87,500 shares are yet to be converted.

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

     None

ITEM 3 - Defaults by the Company on its Senior Securities

     None

ITEM 4 - Results of Votes of Shareholders

     None

ITEM 5 - Other Information

     None

ITEM 6- Exhibits & Reports on Form 8-K

     (A)There are no exhibits to be filed at this time.
     (B)No reports on Form 8-K were filed during the quarter for which this report is filed.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HOLLY HOLDINGS, INC.



                                        /s/ William H. Patrowicz
                                        By: William H. Patrowicz
                                        President, Chief Operating Officer,
                                        Treasurer (Principal Financial and
                                        Accounting Officer) and Director



Date: September 29, 1997