Form 10QSB
period 1997-09-30
HOLLY HOLDINGS INC
filed 1997-12-01
CIK 909753

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

                         Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997: 21,662,477.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements                                       1

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        2, 3, 4


Part II: OTHER INFORMATION

Item 1:  Legal Proceedings                                          5, 6, 7

Item 2:  Changes In the Rights of the Company's Security Holders    8

Item 3:  Defaults by the Company on its Senior Securities           8

Item 4:  Results of Votes of Shareholders                           8

Item 5:  Other Information                                          8

Item 6:  Exhibits & Reports on Form 8-K                             8


Signature Page                                                      9

PART I, ITEM 1

     The Company was not able to complete its financial statements in time to file this Form 10-QSB Report because the Company was unable to complete its financial statements for the year ended March 31, 1997. The financial statements for the year ended March 31, 1997 are integral to the Company completing its first and second quarter financial statements.

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

     In order to begin the process of timely completing the goals, Country World has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, Country World has signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage the Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a management agreement with Luciani & Associates, LLC. and Casino Research and Planning Corp., joint venture of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations.

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

     Gaming operations at the Casino will be under the management of a joint venture between Luciani & Associates, LLC and Casino Research and Planning Corp. of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

     Hotel operations will be under the management of Signature Hospitality

Resources, Inc. of Denver, Colorado (the "Hotel Manager"), which provides a full range of hotel and resort support services including operations, sales, marketing, food, beverage, human resources, MIS and technical services.

RESULTS OF OPERATIONS
Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

     Financials to follow.

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

     During 1996 and early 1997, the Company consummated a series of Private Placements of an aggregate of 1,162,000 shares of its Series E Convertible Preferred Stock, resulting in gross and net proceeds of $11,620,000 and $9,751,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. As of November 1997, 87,500 shares are yet to be converted.

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

                                   HOLLY HOLDINGS, INC.



                                    /s/William H. Patrowicz
                                   By: William H. Patrowicz
                                   President, Chief Operating Officer,
                                   Treasurer (Principal Financial and
                                   Accounting Officer) and Director


Date: November 25, 1997