Form 10KSB/A
period 1997-03-31
HOLLY HOLDINGS INC
filed 1997-12-22
CIK 909753

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                FORM 10-KSB/A-1

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 1-12668

                              HOLLY HOLDINGS, INC.
                 (Name of Small Business Issuer in its charter)

         New Jersey                                   22-3172149
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

           200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
                 (Address of Principal Executive Offices)(Zip Code)

          Issuer's Telephone Number, Including Area Code: (610) 617-0400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                           Name of Each Exchange
Title of Each Class                         on Which Registered
Common Stock, no par value                          None
Common Stock Purchase Warrants                      None
Convertible Preferred D, $10 par value              None

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

     State the issuer's revenues for its most recent fiscal year. $   None

     The aggregate market value at December 22, 1997 of shares of the issuer's Common Stock, no par value (based upon the closing price per share of such stock, held by non-affiliates of the Registrant was approximately $397,894. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 22, 1997, there were outstanding 23,106,492 shares of the issuer's Common Stock, no par value.

     Documents incorporated by reference:

          Document                         Form 10-KSB Reference


     Transitional Small Business Disclosure Format (check one):

                    Yes _____               No    X

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

     The Company, on behalf of Country World, obtained a 5 million dollars ($5,000,000) financing package, which enabled Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy. This financing package had been approved by the Bankruptcy Court and the Company utilized the funds in accordance with the Court's order. With all issues completed in March 1997, the U.S. Bankruptcy Court ruled that Country World Casinos, Inc. be dismissed from Chapter 11.
     Country World anticipates that it will require an additional approximately $79,500,000 to construct an operational and licensed casino, hotel and parking complex. In July 1997, Country World signed an agreement with U2 Consulting, of San Francisco, California, to provide up to $79,500,000 in debt financing to construct such facility.

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

INSURANCE

     The Company's insurance coverage includes property and casualty insurance, liability insurance, including products liability, and excess liability coverage and directors and officers liability insurance. Based both upon its experience and industry standards, the Company believes that the types and amounts of its coverage are adequate. In June 1997, the Company did not renew the key man life insurance policies for Mr. Berman and Mr. Patrowicz in an effort to reduce its fixed expenses.

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

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action sought repayment of a promissory note in the principal amount of $500,000. As discussed in the Company's earlier filings in August 1996, this action was settled.

     The Company is the defendant in a lawsuit pending in United States District Court, District of Arizona, Case No. CIV97-212PHXROS entitled Holly Products, Inc. and Navtech Industries, Inc., Defendants v. Semisystems, Inc., Plaintiff. This lawsuit was commenced by Semisystems, Inc. on January 30, 1997. The complaint asserted six claims against Navtech for among other things, misrepresentation, breach of contract, breach of warranty, fraud, etc. and as the owner of 100% of the outstanding stock of Navtech, the Company should be held jointly and severally liable for all acts and obligations of its subsidiary Navtech.

     Navtech has ceased operations and is without resources, accordingly it was unable to defend itself in this matter and the Court awarded a judgement against Navtech in the amount of $3,280,630 in October of 1997.

     The Company was not served in this action until August 1997. The Company immediately filed an order to show cause which vacated any possible default judgement and filed its answer to the allegations made by Semisystems in September 1997. In an accompanying motion, the Company filed a motion to dismiss on the grounds that there is no personal jurisdiction over the Company in this District of Arizona. Oral argument on the Motion is set for February 20, 1998.

     The Company was a defendant in a lawsuit in the Fifth Judicial District Court, in Iron County, Utah, Case No. 970500004 entitled Lloyd & Myra Kartchner, Plaintiffs v. Holly Products, Inc. and Navtech Industries, Inc., Defendants. This lawsuit was commenced in January 1997. The complaint, alleges that both companies failed to live up to the terms of a resignation agreement dated February 28, 1996 between the Company, Navtech and the Plaintiff. In August 1997, the Court found the resignation agreement valid and enforceable and issued an order granting Plaintiffs' Motion for summary judgement in the amount of $52,955.91.

     The Company is a defendant in a lawsuit pending in the Eleventh Judicial District Court, County of San Juan, State of New Mexico, Case No. CV-97-443-6 entitled First National Bank of Farmington, Plaintiffs v. Navtech of New Mexico, Inc., Navtech Industries, Inc., Holly Products, Inc., n/k/a, Holly Holdings, Inc., Defendants. This lawsuit was commenced on June 9, 1997 and amended on August 9, 1997. The complaint alleges four claims against Navtech for debt and money due, one claim for personal property foreclosure against Navtech and two claims based on the guaranty of the Company.

     Navtech has ceased operations and is without resource, based on the foregoing it was unable to defend itself in this matter and in June 1997, the Court appointed a receiver to Marshall the inventory, assemble the orders, collect the receivables and contract for the completion of work in process to maximize return. As of this date, that process has not been completed and accordingly, there is no way to determine the balance due to the bank and the case remains open.

     In 1996, the Company was a Defendant in a lawsuit in Superior Court of New Jersey, Burlington County, Case No. BUR-L-3467-95 entitled Pennsylvania Manufacturers Association Insurance Company, Plaintiff v. Holly Products, Inc., Defendant. This lawsuit resulted in a summary judgement being issued against the Company in the amount of $63, 897.00 on November 8, 1996.

     In February 1997, the Company reached an agreement with Pennsylvania Manufacturers Association Insurance Company and filed a stipulation of settlement with the Court at which time the Company began making payments in accordance with a payout schedule over a 20 month period. The Company made payments totaling $13,000 through April 1997 at which time payments ceased due to a cash flow shortage.

     In September 1997, the Pennsylvania Manufacturers Association Insurance Company has re-instituted steps to enforce the outstanding judgement against the Company

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     All of the above items except Item #6 were approved by the shareholders and were effective December 26, 1996. The Company plans to reissue a proxy statement for Item #6.

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
Quarter Ended  June 30, 1995      7 3/8  5        4      2 3/8   15 1/4  10
Quarter Ended September 30, 1995  5 7/8  2 3/4    2 1/4    5/8   12       5 1/2
Quarter Ended December 31, 1995   3 7/8  1        1 5/8    5/8    8       2 1/4
Quarter Ended March 31, 1996     2 11/16  11/16   1 1/4    7/16   6       2 5/8
Quarter Ended June 30, 1996         3/4    5/16    11/16   5/16   2 5/8     3/4
Quarter Ended September 30, 1996   11/16   5/16     5/8    1/16   2         3/4
Quarter Ended December 31, 1996     9/16   1/4      3/8    1/16   1         3/8
Quarter Ended March 31, 1997        1/4  1 3/16     1/4    1/16     3/8     3/8
Quarter Ended June 30, 1997         1/16   1/4      1/8    1/16     1/4     1/8
Quarter Ended September 30, 1997    3/16   .06      1/16   .02      3/4     1/8

     On December 15, 1997, the closing price of the Common Stock, Warrants and Preferred Stock listed in the "over the counter market" were $0.04, $0.01 and $0.08, respectively.

     On December 15, 1997, there were 407 holders of record of the Company's Common Stock, 56 holders of record of the Warrants and 29 holders of record of the Series D Preferred Stock. The Company believes that there are in excess of 3,500 beneficial owners of Common Stock, Warrants and Series D Preferred Stock.

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

RESULTS OF OPERATIONS
TWELVE MONTHS ENDED MARCH 31, 1997 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1996

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

     Due to the discontinuance of Navtech, the Company had no revenue, cost of sales or gross profit for the twelve months ended March 31, 1997 and, retroactively, no revenue for the twelve months ended March 31, 1996.

     Total costs and expenses for the twelve months ended March 31, 1997 were $3,923,382 as compared to $3,377,865 for the comparable period ended March 31, 1996. The increase is primarily attributable to a corporate increase of legal and other professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

     Other income (expense) for the twelve months ended March 31, 1997 increased to $1,957,208 as compared to $331,567 during the comparable period in 1996. This increase was due to a $1,700,000 loss incurred when an acquisition of the Company was rescinded due to adverse financial conditions, pursuant to the agreement.

     Discontinued operations showed a loss from operations of $3,879,776 for the twelve months ended March 31, 1997, as compared to a loss of $5,141,379 for the twelve months ended March 31, 1996. This reduction was due to the lower cost of closing down Navtech Industries as compared to the cost of closing HollyWood, the Company's woodworking business which ceased operations
in September 1995.   The estimated loss on disposal of the woodworking
business and the electronic component manufacturing business increase to $3,603,291 in 1997 from $2,709,280 in 1996 due to a higher debt load by Navtech as compared to HollyWood.

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

Item #7  Financial Statements - See Page F-1 through F-19


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

ITEM #10
EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its chief executive officer and each of its executive officers whose total cash compensation exceeded $100,000 for the fiscal period ended March 31, 1997, 1996 and 1995, respectively:

Name and               Fiscal                              Other Annual
Principal Position      Year     Salary($)      Bonus($)   Compensation

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

ITEM 12   CERTAIN TRANSACTIONS

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

ITEM #13 - EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

None

Signatures


     In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOLLY HOLDINGS, INC.

Dated:     December 22, 1997
                                        ____________________________
                                        Larry S. Berman
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Secretary and Director


Dated:     December 22, 1997
                                        ____________________________
                                        William H. Patrowicz
                                        President, Chief Operating
                                        Officer, Treasurer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Larry S. Berman       Chairman, Chief Executive Officer,   December 22, 1997
Larry S. Berman           Secretary and Director

/s/ William H. Patrowicz  President, Chief Operating Officer,  December 22, 1997
William H. Patrowicz      Treasurer and Director

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX


                        UNAUDITED FINANCIAL STATEMENTS


  Consolidated Balance Sheet as of March 31, 1997 (Unaudited)         F-2

  Consolidated Statements of Operations for the Years Ended
   March 31, 1997 and 1996 (Unaudited)                                F-4

  Consolidated Statements of Stockholders Equity for the Years
   Ended March 31, 1997 and 1996 (Unaudited)                          F-4

  Consolidated Statements of Cash Flows for the Years Ended
   March 31, 1997 and 1996 (Unaudited)                                F-6

  Notes to Consolidated Unaudited Consolidated Financial Statements   F-8

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997 [UNAUDITED]

Assets:
Current Assets:
     Prepaid Expenses                                       $      261,096
     Total Current Assets                                          261,096

Property and Equipment - [Net of Accumulated
     Depreciation and Amortization of $45,533]                  10,206,105

     Deposits                                                          440

     Total Assets                                             $ 10,467,641


See Notes to Unaudited Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997 [UNAUDITED]

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Notes Payable                                           $      35,951
     Notes Payable - Related Party                               1,400,365
     Notes Payable - Others                                        400,000
     Accounts Payable and Accrued Expenses                         769,513
     Net Liabilities of Discontinued Operations                  6,595,347
     Cash Overdraft                                                 23,196

     Total Current Liabilities                                   9,224,372

Long-Term Liabilities
Note Payable                                                     2,650,000
     Note Payable - Related Party                                2,350,000

     Total Long-Term Liabilities                                 5,000,000

Minority Interest                                                1,182,122

Commitments and Contingencies                                           --

Stockholders' Equity:
     Preferred Stock - Authorized 2,000,000 Shares:
          Series D: Convertible $10.00 Par Value, $1.00 Per
           Share Per Annum Cumulative Dividends, 384,369
           Shares Issued and Outstanding                         3,846,390

          Series E: Convertible $10.00 Par Value, 157,500
           Shares Issued and Outstanding                         1,575,000

          Series Z: Convertible $0.25 Par Value, 1,018,628
           Shares Issued and Outstanding                           253,407

     Additional Paid-in Capital [Preferred]                     (1,361,119)

     Common Stock - No Par Value, Authorized 20,000,000
       Shares, 10,350,460 Shares Issued and Outstanding         19,506,404

     Additional Paid-in Capital [Common]                           (83,947)

     Accumulated [Deficit]                                     (28,674,988)

     Total Stockholders' Deficit                                (4,939,853)

     Total Liabilities and Stockholders' Equity              $  10,467,641


See Notes to Unaudited Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                           Years ended
                                                             March 31,
                                                       1997            1996

Net Sales                                           $    --         $    --

Cost of Sales                                            --              --

     Total Cost of Sales                                 --              --

     Gross Profit [Loss]                                 --              --

Operating Expenses:
     General, Selling and Administrative          3,923,382       3,377,865

     Total Operating Expenses                     3,923,382       3,777,865

     Operating [Loss]                            (3,923,382)     (3,377,865)

Other [Expense] Income:
     Other Income                                       735          19,513
     Interest Expense                              (298,397)       (351,080)
     Interest Income                                 40,454              --
     Loss On Investment                          (1,700,000)             --

     Other [Expense] - Net                       (1,957,208)       (331,567)

Minority Interest Share in Loss of Subsidiary       347,958         143,101

[Loss] Income from Continuing Operations         (5,532,632)     (3,566,331)

Discontinued Operations:
[Loss] from Operations of Woodworking
   Business and Electronic Component
   Manufacturing Business                        (3,879,776)     (5,141,379)

Estimated [Loss] on Disposal of Woodworking
   Business and Electronic Component Manufacturing
   Business Including Provision of $666,224 and
   $143,000 for Operating Losses During the
   Phase Out Period                              (3,603,291)      2,709,280

     Net [Loss]                                 (13,015,699)    (11,416,990)

Preferred Stock Dividends                                --         439,479

     Net [Loss] Available to Common
       Stockholders                           $ (13,015,699)  $ (11,856,469)

Loss Per Common Share:
     [Loss] from Continuing Operations        $        (.82)  $       (5.29)
     [Loss] from Discontinued Operations      $        (.58)  $       (7.63)
     Estimated [Loss] on Disposals            $        (.53)  $       (4.02)
     Net Income [Loss] Per Common Share       $       (1.93)  $      (16.94)

     Weighted Average Number of Common Shares
      Outstanding                                 6,739,161       2,649,874


See Notes to Unaudited Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]
                                                PREFERRED STOCK                                           COMMON STOCK
                               Series D            Series E             Series Z
                                                                                       Additional                       Additional
                            Number             Number               Number              Paid In   Number                 Paid In
                          Of Shares  Amount   of Shares  Amount   of Shares   Amount    Capital  of Shares     Amount     Capital

Balance - March 31, 1996   389,975 $3,899,750  587,000 $5,870,000         0      $ 0 $(1,939,548)10,350,460 $10,214,387 $(83,947)

Shares Issued in Exchange       --         --       --         -- 1,018,628  253,407          --         --          --       --
 for Debt
Sale of Preferred Stock         --         --  375,000  3,750,000        --       --    (492,405)        --          --       --
Conversion to Common Stock      --         -- (794,500)(7,945,000)       --       --   1,038,581 35,719,236   6,480,228       --
Shares Issued For Litigation    --         --       --         --        --       --          --  1,300,000     487,500       --
 Settlement
Shares Issued For Services      --         --       --         --        --       --          --    573,333     215,000       --
 Rendered
Shares Issued For Services      --         --       --         --        --       --          --    120,000      30,000       --
 Rendered
Reverse Split (10 For 1)        --         --       --         --        --       --          -- (43,567,500)        --       --
Shares Issued For Exercise of   --         --       --         --        --       --          --    450,000     100,000       --
 Warrants
Shares Issued For Exercise of   --         --       --         --        --       --          --         --     180,750       --
 Warrants
Shares Issued For Acquisitions  --         --       --         --        --       --          --  1,500,000   1,500,000       --
Conversion to Common Stock      --         --  (30,000)  (300,000)       --       --     (30,101)    74,458     254,889       --
Conversion of Series D to   (5,336)   (51,360)      --         --     9,710   44,048      43,650         --          --       --
 Common
Sale of Preferred Stock         --         --   20,000    200,000        --       --     (22,568)        --          --       --
Net(Loss) for the Period        --         --       --         --        --       --          --         --          --       --
Balance - March 31, 1997   384,639 $3,848,390  157,500 $1,575,000 1,018,628 $253,407 $(1,361,119) 6,564,035 $19,506,404 $(83,947)

See Notes to Unaudited Consolidated Financial Statements.

                                  F-5A

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [UNAUDITED]
                                             Total
                             Accumulated  Stockholders'
                              [Deficit]     Equity

Balance - March 31, 1996   $(15,659,289) $2,301,353

Shares Issued in Exchange            --     253,407
 for Debt

Sale of Preferred Stock              --   3,287,595

Conversion to Common Stock           --          --

Shares Issued For Litigation         --     487,500
 Settlement

Shares Issued For Services           --     215,000
 Rendered

Shares Issued For Services           --      30,000
 Rendered

Reverse Split (10 For 1)             --          --

Shares Issued For Exercise of        --     100,000
 Warrants

Shares Issued For Exercise of        --     180,750
 Warrants

Shares Issued For Acquisitions       --   1,500,000

Conversion to Common Stock           --          --

Conversion of Series D to            --          --
 Common

Sale of Preferred Stock              --     177,432

Net(Loss) for the Period    (13,015,699) (13,015,699)

Balance - March 31, 1997   $(28,674,988) $(4,939,853)

See Notes to Unaudited Consolidated Financial Statements.

                                  F-5B

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                             Years ended
                                                               March 31,
                                                         1997           1996
Operating Activities:
     [Loss] From Continuing Operations               $(5,532,632)   $(3,566,331)
     Adjustments to Reconcile Net [Loss] to Net Cash
          [Used for] Operating Activities:
          Depreciation and Amortization                  173,739         28,523
          Amortization of Deferred Financing Activities  227,199        112,500

     Changes in Assets and Liabilities:
          [Increase] Decrease in:
               Other Current Assets                           --         (2,800)
               Prepaid Expenses                         (150,884)      (411,980)

          Increase [Decrease] in:
     Accounts Payable and Accrued Expenses              (485,924)       450,472

          Total Adjustments                             (235,870)       176,715

     Net Cash - Continuing Operations - Forward       (5,768,502)    (3,389,616)

Discontinued Operations:
     Net [Loss] From Discontinued Operations          (3,879,776)    (5,141,379)
     Adjustments to Reconcile Net [Loss] to
      Net Cash Operations:
          Depreciation and Amortization                   67,635       252,228
     Bad Debts                                                --       434,496
     Equity in Earnings of Unconsolidated Affiliate           --       (85,355)
     Changes in Net Assets, Liabilities and Losses     5,931,063     5,047,032
     Estimated Loss in Disposal of Woodworking
      Business and Electronic Component Manufacturing
      Business                                        (3,603,291)   (2,709,280)

     Net Cash - Discontinued Operations - Forward     (1,484,369)   (2,202,258)

Investing Activities - Discontinued Operations - Forward:
     Acquisition of Assets                            $(392,420)     $(534,396)

See Notes to Unaudited Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS [UNAUDITED]

                                                             Years ended
                                                               March 31,
                                                         1997           1996

     Net Cash - Continuing Operations - Forwarded   $(5,768,502)   $(3,389,616)

     Net Cash - Discontinued Operations - Forwarded   1,484,369     (2,202,258)

Net Investing Activities - Discontinued Operations
  - Forwarded                                          (392,420)      (534,396)

Financing Activities - Continuing Operations:
     Proceeds from Demand Notes Payable                      --        500,000
     Payment of Notes Payable - Other                (1,282,619)      (500,000)
     Proceeds from Demand Notes Payable -
          Stockholders and Related Parties              200,000      1,771,000
     Proceeds of Demand Notes Payable - Stockholders
          and Related Parties                           184,500     (1,396,157)
     Proceeds from Sale of Warrants                          --        300,000
     Proceeds from Exercise of Warrants                 268,750             --
     Proceeds from Issuance of Preferred Stock        3,467,617      6,449,599
     Dividends Paid                                          --       (137,604)

     Net Cash - Financing Activities - Continuing
          Operations                                  2,838,248      6,686,838

Financing Activities - Discontinued Operations:
     Proceeds of Demand Note Payable - Banks            880,647        858,353
     Payment of Demand Note Payable - Banks                  --       (300,000)
     Payment of Demand Notes Payable                         --       (373,639)

     Net Cash - Financing Activities - Discontinued
          Operations                                    880,647        184,714

     Net Increase (Decrease) in Cash and Cash
          Equivalents                                  (957,658)       745,282

Cash and Cash Equivalents - Beginning of Years          934,462        189,180

     Cash and Cash Equivalents (Overdraft) -
          End of Years                                 $(23,196)    $ 934,462

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the years for:
          Interest                                     $ 4,442      $ 409,483
          Income Taxes                                 $    --      $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
See notes to unaudited consolidated financial statements for details of certain non-cash investing and financing activities. Interest paid is net of capitalized interest.


See Notes to Unaudited Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[1] Organization and Business

Holly Holdings, Inc. (the "Company"), was incorporated in New Jersey in 1992. The Company, through its wholly owned subsidiary, HollyWood Manufacturing, Inc., used to manufacture wood cabinetry and fixtures. Due to continued losses, the Company ceased ongoing operations of the woodworking business effective September 1995. In June 1994, the Company consummated the acquisition of Navtech Industries, Inc. ("Navtech"), a manufacturer of electronic components. Due to minimal profits and the cancellation of Navtech's bank line of credit, the Company ceased ongoing operations effective June 1997. In July 1995, the Company acquired a majority of shares of common stock of Country World Casinos, Inc. ("Country World"). In March 1997, the Company consummated the acquisition of Nightlife Printing & Promotions, Inc. and American Publishers Company, Inc. In June 1997, according to the terms of the acquisition agreement, all transactions were reversed and Nightlife Printing and American Publishing were returned to their original owners. The Company has recorded a loss on this investment of $1,700,000 related to this rescission.

Country World has purchased land and intends to develop a hotel and parking complex casino. The land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation. Interest capitalized during the year ended March 31, 1997 amounted to approximately $633,000. Financing for the completion of the casino development has not yet been finalized.

As of March 31, 1997, Country World has not completed construction of its planned principal operation and has not realized any revenue from its planned operations. Accordingly, it is considered to be in the development stage.

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

Discontinued Operations - Navtech Industries, Inc. - In June 1997, Navtech's bank informed Navtech that it would no longer continue its revolving line of credit. Accordingly, Navtech was forced to cease ongoing operations and the bank is liquidating the assets to pay the loan. In anticipation of this, Navtech's results are reported as a discontinued operation in the consolidated financial statements for all periods presented. The assets and liabilities of Navtech have been reported in the consolidated balance sheet as net liabilities of discontinued operations.

Net liabilities of discontinued operations of Navtech at March 31, 1997 are as follows:

     Cash Overdraft                                 $     (5,246)
     Accounts Receivable Trade                      $     33,512
     Accounts Payable and Accrued Expenses          $ (1,086,286)
     Notes Payable and Capitalized Leases           $ (5,537,327)
                                                    -------------
     TOTAL                                          $ (6,595,347)
                                                    =============

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2 [UNAUDITED]

[2] Summary of Significant Accounting Policies

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Country World. All material inter-company transactions and balances have been eliminated in consolidation. The Company's other subsidiaries, HollyWood Manufacturing and Navtech have been discontinued [See Note 1].

Property and Equipment - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets or the remaining lease term [See Note 5].

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

The continuation of the Company as a going concern is dependent upon its ability to reduce operating losses and to obtain additional financing. The Company experienced a substantial net loss for the year ended March 31, 1997. Approximately $4,400,000 of such loss was attributable to Navtech, which has been discontinued.

In May 1996, the Company closed on a $5,000,000 financing package for Country World which enabled Country World to emerge from Chapter 11 proceedings and to repay all of its outstanding indebtedness as of March 1997. Further, with the simultaneous settlement of certain outstanding litigation [See Note 16] as a part of the Chapter 11 proceedings, it is anticipated that Country World will recover monetary damages and be able to move forward with its plans to construct the casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs.

There can be no assurance that management's plans to reduce operating losses or settle litigation and will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3 [UNAUDITED]

[4] Fair Value of Financial Instruments

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, cash equivalents, accounts receivable, accounts payable and debt, the carrying amount approximates fair value for the majority of these instruments because of their short maturities. Management estimates that the carrying amount of long-term related party indebtedness approximates fair value.

[5] Property and Equipment

The following is a summary of property and equipment as of March 31, 1997:

     Estimated
     Useful Life

Land                                 $     7,475,475     --
Office Furniture and Equipment                98,818     5-7 Years
Leasehold Improvements                         3,713     2 Years
Casino Under Development                   2,935,168     --
                                          ----------
Total                                     10,513,174
Less:  Accumulated Depreciation               45,533
                                          ----------
     Property and Equipment - Net     $   10,467,641
                                         ===========

Depreciation expense amounted to $19,151 and $111,567 for the years ended March 31, 1997 and 1996, respectively.

[6] Intangible Assets

In February 1996, the Company paid $149,000 to the former director of Navtech in exchange for his covenant not-to-compete with Navtech in the continental United States for three years. Management evaluated the period of amortization based upon analyzing projected undiscounted net cash flow from operations and determined that the asset has become impaired. Accordingly, the balance of the intangible asset has been written off.

Amortization expense charged to operations for 1997 and 1996 was $158,025 and $169,184 respectively.

[7] Notes Payable - Other

[A] In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 [evidenced by notes payable] from three individuals and entities at 15% annual interest. The fifteen percent [15%] notes were due and payable on January 13, 1996. The maturity date was extended based on a loan extension agreement. The terms of the agreement provided for a payment of $500,000 [which was paid in March 1996] and transfer of 370,000 shares of the Company's common

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4 [UNAUDITED]

common stock to the note holders. The note was further extended to August 1, 1999. (See Note 19). As of March 31, 1997, a $400,000 principal balance was owed on the notes payable.

[8] Long-Term Debt

Long-term debt consists of the following:           Notes     Related Party
                                                   Payable     Note Payable
Note payable with interest at 15% until
     May 19, 1997 and at 24% per annum
     thereafter payable interest only in
     monthly installments. The note is
     collateralized by a first lien and deed
     of trust on real property. A portion of
     this financing amounting to $2,350,000
     was obtained from a group of related
     party lenders and accordingly is
     classified as such.                        $2,650,000   $2,350,000

$10,445 Note Payable - interest at 15%
     payable in equal monthly installments
     over four (4) years.  The note is
     collateralized by a copy machine.          $    9,175

$725,000 Note Payable - stockholder,
     interest at 8%, payable in monthly
     installments over ten (10) years starting
     15 months after the June 28, 1994
     closing.  The note is collateralized by a
     first deed of trust on real property with
     a net book value of approximately $1,175,000.           $  725,000

Note payable due in monthly installments
     of $4,667 through September 15, 1997,
     including interest at 15.50%.              $   26,776

The Company is indebted to certain officers
     and directors for past due services
     and reimbursements.                                     $  415,365

During the year ended March 31, 1996,
     the Company entered into several notes
     payable from Norlar, Inc., a company
     owned by the Chief Executive Officer of
     the Company and his spouse.  Each note
     payable provided for 12% interest and a 90
     day maturity period.  In August 1996,
     $138,640 of the debt was converted to
     554,560 shares of Series Z preferred stock.             $  260,000

Total Debt                                      $2,685,951   $3,750,365
Less:  Current Maturities                          $35,951   $1,400,365

     Net Long-Term Debt                         $2,650,000   $2,350,000

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5 [UNAUDITED]

Future principal maturities for the above notes at March 31, 1997 are as follows:
Year ended                                         Note         Related
 March 31,                                        Payable     Notes Payable
     1998                                           35,951     1,400,365
     1999                                        2,650,000     2,350,000
     2000                                               --            --
     2001                                               --            --
     2002                                               --            --
     Thereafter                                         --            --

          Total Long-Term Debt                  $2,685,951    $3,750,365

[9] Capital Transactions

[A] Preferred Stock - Series D - At March 31, 1997, the Company had outstanding 389,975 shares of 10% Convertible Cumulative Series D Preferred Stock, $10 per value per share. Dividends on the Convertible Preferred Stock are due quarterly and are in arrears. The Convertible Preferred Stock has a liquidation preference of $10 per share and is convertible into two [2] Shares of common stock. Holders of Convertible Preferred Stock are not entitled to vote on any matter, except as required by law. At March 31, 1997, dividends in arrears on such stock amounted to $402,500 or approximately $1.00 per share.

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

[C] Preferred Stock - Series Z - In April 1996, 550,000 of the 2,000,000 authorized shares of preferred stock of the Corporation was designated Class "Z" Voting Preferred Stock, $.25 par value.

[D] Country World Acquisition - During fiscal 1996, the Company issued 744,592 shares of common stock valued at $2,187,733 toward the purchase of Country World.

[E] Debt to Equity Conversions - In May 1995, certain related party indebtedness aggregating $50,000 was converted into 50,000 shares of Series C Preferred Stock. In July 1995, certain related party indebtedness aggregating $100,000 was converted into 100,000 shares of Series C Preferred Stock. In August 1995, indebtedness in the amount of $30,000 was converted into 30,000 shares of Series C Preferred Stock. During fiscal 1996, $4,167 in dividends were paid to the holders of the Series C Preferred Stock. In October and December 1995, such shares of Series C Preferred Stock were converted, pursuant to the terms thereof, into an aggregate of 720,000 shares of Company common stock.

[F] Preferred to Common Conversion - In July 1995, certain related party Series B Preferred Stock was converted into 450,000 shares of Series C Preferred Stock. During fiscal 1996, $32,812 in dividends was paid to the holders of Series B Preferred Stock. In August 1995, such preferred stock was converted [pursuant to the terms thereof] into 1,800,000 shares of common stock.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6 [UNAUDITED]

[G] Legal Settlement - In August 1995, the Company issued 25,000 shares of its common stock relating to a legal settlement. The Company has reflected a charge to the statement of operations of $75,000 to reflect settlement.

[H] Exchange for Services - In August 1995, the Company issued 12,500 shares of its common stock to each of two individuals in return for legal services performed. Additionally, the Company issued 7,500 shares of its common stock in return for other legal services performed. The statement of operations reflects a charge of $98,750 to reflect the estimated fair value of such services.

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

In 1996, 497,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 1,911,214 shares of Company common stock.

[H] Debt to Equity Conversion - In January 1996, certain related party indebtedness aggregating $38,756 was converted into 27,932 shares of Company common stock.

[I] Preferred to Common Conversion - During fiscal year 1996, 12,525 shares of Series D Preferred Stock and 160,000 shares of Series E Preferred Stock were converted, pursuant to the terms thereof, into 25,050 shares and 2,450,786 shares, respectively, of Company common stock.

In June 1996, the Company issued 1,300,000 shares of its common stock to three individuals in return for certain services they performed for the Company.

[J] Authorized Common and Preferred Stock - In June 1996, the Company increased its authorized common stock to 50,000,000 shares.

[K] Outstanding Warrants - At March 31, 1997, 4,805,000 common stock purchase warrants were outstanding. Each warrant entitles the holder to purchase one share of Company common stock at any time through December 20, 1998 at a price of $5.75.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7 [UNAUDITED]

[10] Public Relations Agreement

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

[11] Loss Per Share

Loss per share for the years ended March 31, 1997 and 1996 are based on 6,739,161 and 2,649,874 respectively, weighted average shares outstanding.
The effect of outstanding warrants were not included in the calculation as their effect would be anti-dilutive. As supplementary primary loss per share information, had the conversions to common stock described in Note 9 taken place at the beginning of the year, loss per share would have been affected as follows:

Pro Forma:
                                                               Year ended
                                                             March 31, 1997
Loss Per Common Share:


     Loss from Continuing Operations                           $     (.82)
     Loss from Discontinued Operations                         $     (.58)
     Estimated Loss on Disposal of Woodworking Business        $     (.53)
     Net Loss Per Common Share                                 $    (1.93)

[12] Commitments and Contingencies

[A] Leases - The Company entered into a noncancelable operating lease for office space in Pennsylvania. This operating lease expires on January 31, 1998. The rent expense amounted to $28,800 and $266,182 for the years ended March 31, 1997 and 1996, respectively.

The Company entered into various noncancelable automobile leases on a month-to-month basis. Future minimum lease payments for the next five years are as follows:

                                            Office            Auto
                                           Facilities        Leases
March 31,
     1998                                  $   24,000     $   16,733
     1999                                          --          9,349
     2000                                          --             --
     2001                                          --             --
     2002                                          --             --
     Thereafter                                    --             --

     Totals                               $    24,000     $   26,082

[B] Guaranty - In December 1995, the Company committed to guaranty a $27.35 million loan for Country World in the form of permanent financing to replace construction financing to construct a casino in the state of Colorado.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8 [UNAUDITED]

[13] Income Taxes

The Company has net operating loss carryovers of approximately $28,000,000 as of March 31, 1997, expiring in the years 2008 through 2011. However, utilization of the loss carryovers is subject to Internal Revenue regulations where the corporation has issued substantial additional stock. Accordingly, a portion of this loss carryover may not be available to the Company.

Generally Accepted Accounting Principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $5,400,000 at March 31, 1997. Because of the uncertainties discussed in Note 3, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

[14] Business Combination

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

The minority interest represents the portion of Country World not owned by the Company. At March 31, 1997, substantially all of the minority interest is represented by preferred stockholders of Country World. There are no dividend requirements related to the preferred stock. The Company owns no Country World preferred stock. As shown in the statements of operations for the year ended March 31, 1997 and 1996, respectively approximately $348,000 and $143,000 of the loss from operations of Country World for such period has been attributed to the minority interest.

[15] Casino Under Development

In August 1993, Country World closed on an acquisition of approximately 79,000 square feet of vacant land located within the city of Black Hawk, Gilpin County, Colorado. Country World paid $550,000 cash, delivered a promissory note in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock which is convertible to common stock on a 1 for 1 basis. The acquisition of the land was subject to a first deed of trust in the amount of $475,000. The Company is obligated to file a registration statement to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-held corporation based in Denver, Colorado.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9 [UNAUDITED]

Subsequently, the Company closed on an acquisition to an additional 375,000 square feet of vacant land located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note in the amount of $725,000, and delivered 250,000 shares of its common stock.


[16] Litigation and Legal Proceedings

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10 [UNAUDITED]

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

     On October 10, 1995, Phil B. Acton, Trustee of the Calvin Black Trust commenced a lawsuit against the Company in the United States District Court for the District of Utah, Central Division, case number 95CV 09305. This action sought repayment of a promissory note in the principal amount of $500,000. As discussed in the Company's earlier filings in August 1996, this action was settled.

     The Company is the defendant in a lawsuit pending in United States District Court, District of Arizona, Case No. CIV97-212PHXROS entitled Holly Products, Inc. and Navtech Industries, Inc., Defendants v. Semisystems, Inc., Plaintiff. This lawsuit was commenced by Semisystems, Inc. on January 30, 1997. The complaint asserted six claims against Navtech for among other things, misrepresentation, breach of contract, breach of warranty, fraud, etc. and as the owner of 100% of the outstanding stock of Navtech, the Company should be held jointly and severally liable for all acts and obligations of its subsidiary Navtech.

     Navtech has ceased operations and is without resources, accordingly it was unable to defend itself in this matter and the Court awarded a judgement against Navtech in the amount of $3,280,630 in October of 1997.

     The Company was not served in this action until August 1997. The Company immediately filed an order to show cause which vacated any possible default judgement and filed its answer to the allegations made by Semisystems in September 1997. In an accompanying motion, the Company filed a motion to dismiss on the grounds that there is no personal jurisdiction over the Company in this District of Arizona. Oral argument on the Motion is set for February 20, 1998.

     The Company was a defendant in a lawsuit in the Fifth Judicial District Court, in Iron County, Utah, Case No. 970500004 entitled Lloyd & Myra Kartchner, Plaintiffs v. Holly Products, Inc. and Navtech Industries, Inc., Defendants. This lawsuit was commenced in January 1997. The complaint, alleges that both companies failed to live up to the terms of a resignation agreement dated February 28, 1996 between the Company, Navtech and the Plaintiff. In August 1997, the Court found the resignation agreement valid and enforceable and issued an order granting Plaintiffs' Motion for summary judgement in the amount of $52,955.91.

     The Company is a defendant in a lawsuit pending in the Eleventh Judicial District Court, County of San Juan, State of New Mexico, Case No. CV-97-443-6 entitled First National Bank of Farmington, Plaintiffs v. Navtech of New Mexico, Inc., Navtech Industries, Inc., Holly Products, Inc., n/k/a, Holly Holdings, Inc., Defendants. This lawsuit was commenced on June 9, 1997 and amended on August 9, 1997. The complaint alleges four claims against Navtech for debt and money due, one claim for personal property foreclosure against Navtech and two claims based on the guaranty of the Company.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11 [UNAUDITED]

Navtech has ceased operations and is without resource, based on the foregoing it was unable to defend itself in this matter and in June 1997, the Court appointed a receiver to Marshall the inventory, assemble the orders, collect the receivables and contract for the completion of work in process to maximize return. As of this date, that process has not been completed and accordingly, there is no way to determine the balance due to the bank and the case remains open.

     In 1996, the Company was a Defendant in a lawsuit in Superior Court of New Jersey, Burlington County, Case No. BUR-L-3467-95 entitled Pennsylvania Manufacturers Association Insurance Company, Plaintiff v. Holly Products, Inc., Defendant. This lawsuit resulted in a summary judgement being issued against the Company in the amount of $63, 897.00 on November 8, 1996.

     In February 1997, the Company reached an agreement with Pennsylvania Manufacturers Association Insurance Company and filed a stipulation of settlement with the Court at which time the Company began making payments in accordance with a payout schedule over a 20 month period. The Company made payments totaling $13,000 through April 1997 at which time payments ceased due to a cash flow shortage.

     In September 1997, the Pennsylvania Manufacturers Association Insurance Company has re-instituted steps to enforce the outstanding judgement against the Company

[18] New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basis EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS no. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12 [UNAUDITED]

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

[19] Subsequent Events

In June 1996, the Company increased its authorized common stock to 50,000,000 shares.

Note Payable - Other

     In consideration of the extension of the maturity date, consideration of $200,000 was paid to the noteholders in May 1997.

Related Party Note Payable

     In May 1997, the balance due on this note of $260,000 was paid.

Country World

(A)In July 1997, the Company issued 1,000,000 shares of its common stock, valued at approximately $200,000, to Eastern Equities Consultants, Ltd. for efforts to secure casino and hotel financing.


(B)In September 1997, the Company issued 395,500 shares, valued at approximately $74,000, of its common stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

(C)Casino Management Contract - On October 21, 1997, the Company signed a management agreement with Luciani and Associates which will supervise, direct and control the management and operation of the proposed casino and related business as agent for the Company.

(D)Interim Construction Loan - The total amount of indebtedness with respect to the PCL Construction loan described in Note 2 was $998,000 as of October 20, 1997.

(E)Norlar Debt - As of October 20, 1997, the Company was indebted to Norlar, Inc. in the amount of approximately $550,000. Warrants to purchase 3,000,000 shares of common stock at $.20 per share have been issued to Norlar, Inc. in connection with this indebtedness.

                              ...........