Form 10QSB/A
period 1997-06-30
HOLLY HOLDINGS INC
filed 1997-12-22
CIK 909753

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

               For the transition period from_________to_________

               For Quarter Ended_______________Commission File Number________


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


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant had 23,106,492 shares of its common stock outstanding as of December 22, 1997.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements:

    Consolidated Balance Sheet as of June 30, 1997 (Unaudited)     1-2

    Consolidated Statements of Operations for the Three Months
    Ended June 30, 1997 and 1996 (Unaudited)                       3

    Consolidated Statements of Cash Flows for the Three Months
    Ended June 30, 1997 and 1996 (Unaudited)                       4-5

    Notes to Consolidated Financial Statements (Unaudited)         6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       7-11


Part II:     OTHER INFORMATION

Item 1:  Legal Proceedings                                        12-14

Item 2:  Changes In the Rights of the Company's Security
         Holders                                                  14

Item 3:  Defaults by the Company on its Senior Securities         14

Item 4:  Results of Votes of Shareholders                         14

Item 5:  Other Information                                        14

Item 6:  Exhibits & Reports on Form 8-K                           15


Signature Page                                                    16

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997 (UNAUDITED)

ASSETS:
Current Assets:
     Cash and Cash Equivalents                               $        6,935
     Prepaid Expenses                                               115,587

     Total Current Assets                                           122,522

Property and Equipment - [Net of Accumulated
     Depreciation and Amortization of $52,937]                   10,462,889

Deposits                                                                630

Deferred Financing Costs                                             42,028

     Total Assets                                               $10,628,069


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997 (UNAUDITED)

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Accounts Payable                                            $  234,098
     Payroll Taxes Payable                                           33,876
     Accrued Expenses                                               189,896
     Accrued Interest - Related Parties                             175,943
     Notes Payable - Related Parties
      (Net of Deferred Financing Costs of $45,000)                  880,000
     Current Portion of Long-Term Debt                              122,198
     Net Liabilities of Discontinued Operations                   6,452,547
     Current Portion of Capital Lease Obligations                     4,976

     Total Current Liabilities                                    8,093,534

Long-Term Liabilities:
     Note Payable                                                 2,905,000
     Note Payable - Related Party                                 2,350,000
     Other Liability                                                  4,199

     Total Long-Term Liabilities                                  5,259,199

Minority Interest                                                 2,247,023

Commitments and Contingencies                                            --

Stockholders' Equity:
     Preferred Stock - Authorized 2,000,000 Shares:
          Series D: Convertible $10.00 Par Value, $1.00 Per
          Share Per Annum Cumulative Dividends, 384,639
          Shares Issued and Outstanding                           3,846,390

          Series E: Convertible $10.00 Par Value, 137,500
          Shares Issued and Outstanding                           1,375,000

          Series Z: Convertible $0.25 Par Value, 1,013,628
          Shares Issued and Outstanding                             253,407

     Additional Paid-in Capital (Preferred)                      (1,331,063)

     Common Stock - No Par Value, Authorized 150,000,000
      Shares, 8,519,427 Shares Issued and Outstanding            19,224,118

     Additional Paid-in Capital (Common)                            (83,947)

     Accumulated [Deficit]                                      (28,255,582)

          Total Stockholders' Deficit                            (4,971,687)

          Total Liabilities and Stockholders' Deficit          $ 10,628,069

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three months ended
                                                             June 30,
                                                      1997           1996

Costs and Expenses:
     General and Administrative Expenses           $ 528,156      $ 758,694
     Depreciation                                      5,629         34,441

     Totals                                          533,785        793,135

Other Income (Expense):
     Interest Income                                   1,464             --
     Interest Expense                               (130,579)       (36,908)
     Other Income                                     20,232          4,495

     Totals                                         (108,883)       (32,413)

Minority Interest Share in Loss of Subsidiary         84,979         59,127

(Loss)Income from Continuing Operations             (557,689)      (766,421)
Discontinued Operations:
     Income (Loss) from Operations of
      Woodworking Business and Electronic
      Components Manufacturing Business            (142,480)        (24,233)

     Net (Loss)                                  $ (700,169)     $ (790,654)

Per Share Data:
     (Loss) from Continuing Operations           $     (.09)     $     (.39)
Income [Loss] from Discontinued
      Operations                                 $     (.03)     $     (.01)

     Net [Loss] Per Common Share                 $     (.12)     $     (.40)


Weighted Average Number of Shares                 5,927,074       1,994,438

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three months ended
                                                             June 30,
                                                      1997           1996

Operating Activities:
     (Loss) From Continuing Operations           $ (557,689)     $ (766,421)
          Adjustments to Reconcile Net (Loss) to
           Net Cash (Used for) Operating Activities:
          Depreciation and Amortization               5,629          34,441
          Amortization of Deferred Financing
           Activities                                 3,856          18,933
          Minority Interest                          84,979         (59,127)

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
          Other Current Assets                           --          (1,716)
               Prepaid Expenses                      20,508        (144,034)
               Deposits                                (190)             --
               Other Assets                          82,972              --
          Increase (Decrease) in:
     Accounts Payable and Accrued Expenses           47,829        (125,545)
               Payroll Taxes Payable                 18,710           4,426
               Other Current Liabilities                 --         (14,182)
          Total Adjustments                         264,293        (286,804)

     Net Cash - Continuing Operations - Forward    (293,396)     (1,053,225)

Discontinued Operations:
     Changes in Net Assets, Liabilities and Losses (142,480)       (221,708)

     Net Cash - Discontinued Operations - Forward  (142,480)       (221,708)

Investing Activities - Continuing Operations:
     Payment of Casino Development Costs           (216,426)         (8,810)

Net Cash - Investing Activities - Continuing
      Operations - Forward                        $(216,426)      $  (8,810)

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three months ended
                                                             June 30,
                                                      1997           1996

   Net Cash - Continuing Operations - Forwarded    $(293,396)   $(1,053,225)

   Net Cash - Discontinued Operations - Forwarded   (142,480)      (221,708)

Net Cash - Investing Activities - Continuing
  Operations - Forwarded                            (216,426)        (8,810)

Financing Activities - Continuing Operations:
     Proceeds from Notes Payable-Other               289,250      3,940,980
     Payment of Notes Payable - Other                (11,817)       150,000
     Payment of Demand Note Payable - Stockholders
           and Related Parties                        60,000     (1,753,028)
     Proceeds from Issuance of Preferred Stock            --        172,000
     Proceeds from Exercise of Warrants              465,000             --

     Net Cash - Financing Activities - Continuing
      Operations                                     682,433      2,210,012

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                     30,131        926,269

Cash and Cash Equivalents - Beginning of Periods     (23,196)       934,462

     Cash and Cash Equivalents - End of Periods     $  6,935    $ 1,860,731

Supplemental Disclosures of Cash Flow Information:
     Interest paid during the three months ended June 30, 1997 and 1996 was $100,820 and $84,173 respectively, net of capitalized interest. No income taxes were paid during The three months ended June 30, 1997 and 1996.

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     See notes to consolidated financial statements for details of certain non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[1]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of Holly Holdings, Inc. are set forth in the Company's Form 10-KSB for the period ended March 31, 1997, as filed with the Securities and Exchange Commission.

[2]  BUSINESS OF REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation.

As of March 31, 1997 the Company determined to discontinue its electronic components manufacturing business. Accordingly, the financial statements for prior periods have been restated to reflect this change retroactively.

Operating results for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1997, included in the Holly Holdings, Inc. Form 10-KSB/A1.

[3]  INVENTORY

At June 30, 1997, the Company had no inventory.

[4]  EARNINGS PER SHARE

Earnings per share are based on 5,927,074 and 1,994,434 shares outstanding for the three months ended June 30, 1997 and 1996, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. Shares in escrow and the effect of outstanding warrants were not inclu ded in the calculations, as their effect would be anti-dilutive.

[5]  EQUITY TRANSACTIONS

During the quarter, 200,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 684,703 shares of Company common stock. During the quarter, the Company issued 147,500 shares of Series E Preferred Stock resulting in gross proceeds of $1,475,000. During the quarter, the Company issued 800,000 shares of its Common Stock to Sparta Capital Ltd. for the exercise of warrants. During the quarter the Company sold Debentures totaling $350,000 of which $95,000 worth were converted to 470,689 shares of Common Stock.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Based upon the results of operations, and the substantial losses attributed to Navtech Industries, Inc.,, the Company decided to cease ongoing operations of this segment of the Company's business as of March 31, 1997. Due to the plan of discontinuance for Navtech, revenues and net losses have been eliminated from the statement of operations. The following comparisons, therefore, does not include the results attributable to Navtech, but contains the costs of discontinued operations.

     Due to the discontinuance of Navtech, the Company had no revenue, cost of sales or gross profit, for the three months ended June 30, 1997 and, retroactively, no revenue for the three months ended June 30, 1996.

     Total costs and expenses for the three months ended June 30, 1997 were $533,785 as compared to $793,694 for the three months ended June 30, 1996. This decrease were primarily attributed to the reduction in salaries for the parent company.

     Other income (expense) for the three months ended June 30, 1997 was a net expense of $108,883 as compared to a net expense of $32,413 for the comparable period in 1996. This increase was primarily due to higher interest costs in 1997, resulting from the increase in notes payable as compared to 1996.

     The loss from discontinued operations was $142,480 for the three months ended June 30, 1997 as compared to $24,233 for the three months ended June 30, 1996 due to the cost of winding-down Navtech in the current period as compared to a small loss last year at Navtech and a loss of $8,603 for the Company's woodworking business which was discontinued in 1995.

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

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

HOLLY HOLDINGS, INC AND SUBSIDIARIES

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

HOLLY HOLDINGS, INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

HOLLY HOLDINGS, INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

HOLLY HOLDINGS, INC AND SUBSIDIARIES

PART II - OTHER INFORMATION

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


                                  HOLLY HOLDINGS, INC.



                                  ____/s/_William_H._Patrowicz_______________
                                  By: William H. Patrowicz
                                  President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer) and Director




Date: December 22, 1997