Form 10QSB/A
period 1997-09-30
HOLLY HOLDINGS INC
filed 1997-12-22
CIK 909753

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

               For the transition period from________to________

               For Quarter Ended__________Commission File Number_________


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

                         Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant had 23,106,492 shares of its common stock outstanding as of December 22, 1997. HOLLY HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Part I:  FINANCIAL INFORMATION

Item 1:  Financial Statements:

   Consolidated Balance Sheet as of September  30, 1997 (Unaudited)     1-2

   Consolidated Statements of Operations for the Three and Six
      Months Ended September 30, 1997 and 1996 (Unaudited)              3

   Consolidated Statements of Cash Flows for the Six Months Ended
      September 30, 1997 and 1996 (Unaudited)                           4-5

   Notes to Consolidated Financial Statements (Unaudited)               6

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    7-11

Part II:  OTHER INFORMATION

Item 1:  Legal Proceedings                                             12-14

Item 2:  Changes In the Rights of the Company's Security Holders       14

Item 3:  Defaults by the Company on its Senior Securities              14

Item 4:  Results of Votes of Shareholders                              14

Item 5:  Other Information                                             14

Item 6:  Exhibits & Reports on Form 8-K                                14

Signature Page                                                         15

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997 (UNAUDITED)

Assets:
Current Assets:
     Cash and Cash Equivalents                                   $  51,014
     Prepaid Interest                                               37,107
     Prepaid Expenses                                               78,065

     Total Current Assets                                          166,186
Property and Equipment - (Net of Accumulated
 Depreciation and Amortization of $53,441)                      11,786,624

Deposits                                                               630

     Total Assets                                              $11,953,440

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997 (UNAUDITED)

Liabilities and Stockholders' Deficit:
Current Liabilities:
     Accounts Payable                                          $   519,322
     Payroll Taxes Payable                                          37,029
     Accrued Expenses                                            1,039,559
     Accrued Interest - Related Parties                            203,077
     Notes Payable - Related Party (Net of Deferred
      Financing Cost of $15,000)                                 1,332,010
     Current Portion of Long-Term Debt                             121,281
     Net Liabilities of Discontinued Operations                  6,265,126
     Other Current Liabilities                                       6,303


     Total Current Liabilities                                   9,523,707

Long-Term Liabilities:
     Notes Payable                                               2,650,000
     Notes Payable - Related Party                               2,350,000
     Other Liability                                                 2,868

     Total Long-Term Liabilities                                 5,002,868

Minority Interest                                                2,471,960

Commitments and Contingencies                                           --

Stockholders' Deficit:
     Preferred Stock - Authorized 2,000,000 Shares:
          Series D: Convertible $10.00 Par Value, $1.00
          Per Share Per Annum Cumulative Dividends,
          384,639 Shares Issued and Outstanding                  3,846,390

          Series E: Convertible $10.00 Par Value, 87,500
          Shares Issued and Outstanding                            875,000

          Additional Paid-in Capital (Preferred)                (1,252,510)

     Common Stock - No Par Value, Authorized 150,000,000
          Shares, 21,745,015 Shares Issued and Outstanding      20,115,705

     Additional Paid-in Capital (Common)                           (83,947)

     Accumulated (Deficit)                                     (28,545,733)

          Total Stockholders' Deficit                           (5,045,095)

          Total Liabilities and Stockholders' Deficit         $ 11,953,440

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three months ended              Six months ended
                                                       September 30,                  September 30,
                                                     1997         1996              1997         1996
Costs and Expenses:
   General and Administrative Expenses            $ 427,163    $1,138,662        $ 955,319    $1,897,356
      Professional Fees - Due to Bankruptcy          23,083            --           23,083            --
      Depreciation Expense                            5,015        35,909           10,644        70,350

      Totals                                        455,261     1,174,571          989,046     1,967,706

Other Income (Expense):
     Interest Income                                     11        22,135            1,475        22,135
     Interest Expense                               (32,311)      (61,859)        (162,890)      (98,767)
     Other Income                                       --         (2,447)          20,232         2,048
     Other (Expense) - Net                          (32,300)      (42,171)        (141,183)      (74,584)

Minority Interest Share in Loss of Subsidiary       114,505        11,808          199,484        70,935

(Loss) from Continuing Operations                  (373,056)   (1,204,934)        (930,745)   (1,971,355)

Discontinued Operations:
     Income (Loss) from Operations of
     Woodworking Business and Electronic
     Components Manufacturing Business                 (128)      517,032         (142,608)      492,799

     Net (Loss)                                  $ (373,184)   $ (687,902)    $ (1,073,353)  $(1,478,556)


Per Share Data:
     (Loss) from Continuing Operations           $     (.02)   $     (.35)    $      (.06)   $      (.78)
     Income (Loss) from Discontinued
          Operations                             $      .00    $      .15     $      (.01)   $       .19

     Net (Loss) Per Common Share                 $     (.02)   $     (.20)    $      (.07)   $      (.59)


Weighted Average Number of
     Common Shares Outstanding                   20,640,670     3,453,670      14,546,715      2,508,081


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six months ended
                                                            September 30,
                                                         1997           1996
Operating Activities:
  (Loss) From Continuing Operations                  $ (930,745)   $(1,971,355)
      Adjustments to Reconcile Net [Loss] to Net Cash
      (Used for) Operating Activities:
      Depreciation and Amortization                      10,644         70,350
      Amortization of Deferred Financing Activities       3,856         37,866
      Minority Interest                                 199,484        (70,935)

   Changes in Assets and Liabilities:
      (Increase) Decrease in:
      Other Current Assets                                    --         4,534
          Prepaid Expenses                                20,923       187,858
          Deposits                                          (190)           --
          Other Assets                                   125,000       147,649
      Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                 141,976    (1,158,838)
          Payroll Taxes Payable                           21,863       (59,060)
          Other Current Liabilities                           --       (14,182)
      Total Adjustments                                  523,556      (854,758)

   Net Cash - Continuing Operations - Forward           (407,189)   (2,826,113)

Discontinued Operations:
   Changes in Net Assets, Liabilities and Losses        (142,608)    1,190,390

   Net Cash - Discontinued Operations - Forward         (142,608)    1,190,390

Investing Activities - Continuing Operations:
   Payment of Casino Development Costs                  (463,426)      (12,610)

Net Cash - Investing Activities - Continuing
    Operations - Forward                               $(463,426)    $ (12,610)

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six months ended
                                                             September 30,
                                                          1997           1996

   Net Cash - Continuing Operations - Forwarded      $ (407,189)   $(2,826,113)

   Net Cash - Discontinued Operations - Forwarded      (142,608)     1,190,390

   Net Cash - Investing Activities - Continuing
    Operations - Forwarded                             (463,426)       (12,610)

Financing Activities - Continuing Operations:
     Proceeds from Notes Payable-Other                  694,250      3,740,980
     Payment of Notes Payable - Other                   (11,817)      (150,000)
     Payment of Demand Notes Payable - Stockholders
      and Related Parties                               (60,000)    (1,925,339)
     Proceeds from Issuance of Preferred Stock               --      1,139,319
     Proceeds from Exercise of Warrants                 465,000             --

     Net Cash - Financing Activities - Continuing
      Operations                                      1,087,433      2,804,960

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                        74,210      1,156,627

Cash and Cash Equivalents - Beginning of Periods        (23,196)       934,462

     Cash and Cash Equivalents - End of Periods      $   51,014    $ 2,091,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid during the six months ended September 30, 1997 and 1996 was $100,820 and $170,871 respectively, net of capitalized interest. No income taxes were paid during the three months ended June 30, 1997 and 1996.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     See notes to consolidated financial statements for details of certain non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 1997, the Company determined to discontinue its electronic components manufacturing business. Accordingly, the financial statements for prior periods have been restated to reflect this change retroactively.

Operating results for the three and six months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1997, included in the Holly Holdings, Inc. Form 10-KSB/A-1.

[3]     Inventory

At September 30, 1997, the Company had no inventory.

[4]     Earnings Per Share

Earnings per share are based on 20,640,670 and 3,453,670 shares outstanding for the three months ended September 30, 1997 and 1996, respectively, and 14,546,715 and 2,508,081 for the six months ended September 30, 1997 and 1996 respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. Shares in escrow and the effect of outstanding warrants were not included in the calculations, as their effect would be anti-dilutive.

[5]     Equity Transactions
During the quarter, 50,000 shares of Series E Preferred Stock were converted pursuant to the terms thereof into 5,445,983 shares of the Company's common stock. During the quarter, $255,000 worth of Convertible Debentures were converted pursuant to the terms thereof into 2,711,462 shares of the Company's common stock. On July 16, 1997 1,013,628 shares of the Company's Series Z Preferred Stock were converted pursuant to the terms thereof into 5,068,140 shares of the Company's common stock.

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

     Based upon the results of operations, and the substantial losses attributed to Navtech Industries, Inc., the Company decided to cease ongoing operations of this segment of the Company's business as of March 31, 1997. Due to the plan of discontinuance for Navtech, revenues and net losses have been eliminated from the statement of operations. The following comparisons, therefore, does not include the results attributed to Navtech, but contains the costs of discontinued operations.

     Due to the discontinuance of Navtech, the Company had no revenue, cost of sales or gross profit, for the six months ended September 30, 1997 and, retroactively, no revenue for the three months ended September 30, 1996.

     Total costs and expenses for the six months ended September 30, 1997 were $989,046 as compared to $1,967,706 for the six months ended September 30, 1996. This decrease was primarily attributed to the reduction in salaries and operating costs for the parent company and significantly lower legal costs for the current period.

     Other income (expense) for the six months ended September 30, 1997 was a net expense of $141,183 as compared to a net expense of $74,584 for the comparable period in 1996. This increase was primarily due to higher interest costs in 1997, resulting from the increase in notes payable as compared to 1996.

     The loss from discontinued operations was $142,608 for the six months ended September 30, 1997 as compared to $492,799 in income for the six months ended September 30, 1996. The expense in 1997 was due to the cost of winding-down Navtech in the current period. In 1996 the Company's profit was due to the settlement of debt for its woodworking business which was discontinued in 1995.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Total costs and expenses for the three months ended September 30, 1997 were $455,261 as compared to $1,174,571 during the three months ended September 30, 1997. This decrease was primarily attributed to the reduction in salaries and operating costs for the parent company and significantly lower legal costs for the current period.

     Other income (expense) for the three months ended September 30, 1997 was a net expense of $32,300 as compared to a net expense of $42,171 for the comparable period in 1996. This decrease was primarily due to lower interest costs in 1997, resulting from the decrease in notes payable as compared to 1996.

     The loss from discontinued operations was $128 for the three months ended September 30, 1997 as compared to $517,032 in income for the three months ended September 30, 1996. The expense in 1997 was due to the cost of winding-down Navtech in the current period. In 1996 the Company's profit was due to the settlement of debt for its woodworking business which was discontinued in 1995.

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

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