Form 10KSB/A
period 1997-03-31
HOLLY HOLDINGS INC
filed 1998-02-10
CIK 909753

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                FORM 10-KSB/A-2

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

Title of Each Class               Name of Each Exchange on Which Registered
Common Stock, no par value                             None
Common Stock Purchase Warrants                         None
Convertible Preferred D, $10 par value                 None

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

     In December 1996, at the annual meeting of shareholders, the shareholders were asked to approve the following agenda:

1.To elect a Board of Directors to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified;

2.To consider and act upon a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Holly Holdings, Inc.";

3.To consider and act upon a proposal to amend the Company's Certificate of Incorporation to reflect a one-for-ten reverse split of the Company's Common Stock;

4.To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 150,000,000;

5.To consider and act upon a proposal to approve the Company's 1996 Stock Option Plan;

6.To consider and act upon a proposal to issue five pre-split shares of the Company's Common Stock in exchange for one share of the Company's Series D Preferred Stock and to amend the Company's Certificate of Incorporation to delete any reference to, or any provision for, the class of authorized stock designated as Series D Preferred Stock;

7.To ratify the selection of Moore Stephens CPA's to act as the Company's Independent Certified Public Accountants for the fiscal year ending March 31, 1997;

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
Quarter Ended  June 30, 1995         7 3/8    5           4       2 3/8     15 1/4  10
Quarter Ended September 30, 1995     5 7/8    2 3/4       2 1/4     5/8     12       5 1/2
Quarter Ended December 31, 1995      3 7/8    1           1 5/8     5/8      8       2 1/4
Quarter Ended March 31, 1996         2 11/16    11/16     1 1/4     7/16     6       2 5/8
Quarter Ended June 30, 1996             3/4      5/16      11/16    5/16     2 5/8     3/4
Quarter Ended September 30, 1996       11/16     5/16       5/8     1/16     2         3/4
Quarter Ended December 31, 1996         9/16     1/4        3/8     1/16     1         3/8
Quarter Ended March 31, 1997          2 1/41     3/16       1/4     1/16       3/8     3/8
Quarter Ended June 30, 1997           2 1/16     1/4        1/8     1/16       1/4     1/8
Quarter Ended September 30, 1997        3/16     .06        1/16    .02        3/4     1/8

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

     Total costs and expenses for the twelve months ended March 31, 1997 were $3,845,433 as compared to $3,377,865 for the comparable period ended March 31, 1996. The increase is primarily attributable to a corporate increase of legal and other professional fees, raising of working capital, consulting, stock expenses, as well as promotional fees.

     Other income (expense) for the twelve months ended March 31, 1997 increased to $2,035,157 as compared to $331,567 during the comparable period in 1996. This increase was due to a $1,700,000 loss incurred when an acquisition of the Company was rescinded due to adverse financial conditions, pursuant to the agreement.

     Discontinued operations showed a loss from operations of $3,947,298 for the twelve months ended March 31, 1997, as compared to a loss of $5,141,379 for the twelve months ended March 31, 1996. This reduction was due to the lower cost of closing down Navtech Industries as compared to the cost of closing HollyWood, the Company's woodworking business which ceased operations
in September 1995.   The estimated loss on disposal of the woodworking
business and the electronic component manufacturing business increase to $3,603,291 in 1997 from $2,709,280 in 1996 due to a higher debt load by Navtech as compared to HollyWood.

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

Item #7     Financial Statements - See Page F-1 through F-24


Item #8Changes in and disagreements with accountants on accounting and financial disclosure. - Not applicable

PART III

Item #9Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The executive officer and directors of the Company as of June 30, 1997 are as follows:

Name                    Age          Position with the Company

Larry S. Berman          61          Chairman, Chief Executive Officer,
                                     Secretary, and Director

William H. Patrowicz     49          President, Chief Operating Officer,
                                     Treasurer, and Director


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

Item #10
Executive Compensation

The following table sets forth the cash compensation paid by the Company to its chief executive officer and each of its executive officers whose total cash compensation exceeded $100,000 for the fiscal period ended March 31, 1997, 1996 and 1995, respectively:

Name and               Fiscal                             Other Annual
Principal Position     Year     Salary ($)       Bonus($) Compensation

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

                                        HOLLY HOLDINGS, INC.


Dated:     February 9, 1998              /s/ William H. Patrowicz
                                             William H. Patrowicz
                                             Sole Officer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ William H. Patrowicz  Sole Officer and Director       February 9, 1998
William H. Patrowicz

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

INDEX


Financial statements:
     Report of Independent Auditors.................................F-2 - F-3

     Consolidated Balance Sheet as of March 31, 1997................F-4 - F-5

     Consolidated Statements of Operations for the Years............F-6
       Ended March 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity (Deficit)......F-7
       for the Years Ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years............F-8 - F-9
       Ended March 31, 1997 and 1996

     Notes to Consolidated Financial Statements.....................F-10 - F-24

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Holly Holdings, Inc.
     Bala Cynwyd, Pennsylvania


          We were engaged to audit the accompanying consolidated balance sheet of Holly Holdings, Inc. and its subsidiaries as of March 31, 1997, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the fiscal year ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. The consolidated statement of operations, stockholders' equity, and cash flows for the fiscal year ended March 31, 1996, were audited by us, and our report dated June 21, 1996, on those financial statements included an explanatory paragraph that described an uncertainty raising substantial doubt about the Company's ability to continue as a going concern.

          We were unable to perform an audit sufficient in scope to enable us to form an opinion on the consolidated financial statements of Holly Holdings, Inc. and its subsidiaries for the year ended March 31, 1997, because accounting records, detail and supporting data for a significant subsidiary of the Company were not available for our inspection. We were also unable to obtain a discussion or evaluation of pending and/or threatened litigation from one of the Company's outside legal counsels.

          The accompanying consolidated financial statements have been prepared assuming Holly Holdings, Inc. and will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit, cumulative negative cash flows from operations, and pending litigation involving one of its subsidiaries, raise substantial doubt about Holly Holdings, Inc. ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          As discussed in the preceding paragraphs, because we were unable to obtain sufficient competent evidential matter the scope of our work was not sufficient, and the significance of the uncertainty was such that we are unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph as of and for the fiscal year ended March 31, 1997.


               MOORE STEPHENS, P. C.
               Certified Public Accountants.


Cranford, New Jersey
December 18, 1997

REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Holly Products, Inc.
     Moorestown, New Jersey


          We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Holly Products, Inc. and its subsidiaries for the fiscal year ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of oper ations, stockholders' equity, and cash flows of Holly Products, Inc. and its subsidiaries for the fiscal year ended March 31, 1996, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming Holly Products, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, accumulated deficit and recurring negative cash flows from operations, raise substantial doubt about Holly Products, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



               MOORE STEPHENS, P. C.
               Certified Public Accountants.


Cranford, New Jersey
June 21, 1996

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.

Assets:
Current Assets:
     Cash                                                  $     20,946
     Prepaid Expenses                                           261,096

     Total Current Assets                                       282,042

Property and Equipment - (Net of Accumulated
     Depreciation and Amortization of $45,533)               12,262,189

Deposits                                                            440

     Total Assets                                      $     12,544,671



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.



Liabilities and Stockholders' (Deficit):
Current Liabilities:
     Cash Overdraft                                     $     44,142
     Notes Payable                                            35,951
     Notes Payable - Related Party                         1,400,365
     Notes Payable - Other                                   400,000
     Accounts Payable and Accrued Expenses                   769,513
     Net Liabilities of Discontinued Operations            6,662,869

     Total Current Liabilities                             9,312,840

Long-Term Liabilities:
     Note Payable                                          2,650,000
     Note Payable - Related Party                          2,350,000

     Total Long-Term Liabilities                           5,000,000

Minority Interest     3,195,291

Commitments and Contingencies                                     --

Stockholders' (Deficit):
     Preferred Stock - Authorized 2,000,000 Shares:
          Series D: 10% Convertible $10.00 Par Value,
          $1.00 Per Share Per Annum Cumulative Dividends,
          384,639 Shares Issued and Outstanding            3,846,390

     Series E: Convertible $10.00 Par Value, 157,500
          Shares Issued and Outstanding                    1,575,000

          Series Z: Convertible $0.25 Par Value,
          1,013,628 Shares Issued and Outstanding            253,407

     Additional Paid-in Capital (Preferred)                3,818,034

     Common Stock - No Par Value, Authorized
          150,000,000 Shares, 6,564,035 Shares Issued
          and Outstanding                                 19,506,404

     Additional Paid-in Capital (Common)                     (83,947)

     Accumulated (Deficit)                               (33,878,748)

     Total Stockholders' (Deficit)                        (4,963,460)

     Total Liabilities and Stockholders' (Deficit)    $   12,544,671


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years ended
                                                              March 31,
                                                      1 9 9 7          1 9 9 6

Net Sales                                          $       --       $       --

Cost of Sales                                              --               --

     Gross Profit                                          --               --

Operating Expenses:
     General, Selling and Administrative            3,845,433        3,377,865

     Operating (Loss)                              (3,845,433)      (3,377,865)

Other (Expense) Income:
     Other Income                                         735           19,513
     Interest Expense                                (376,346)        (351,080)
     Interest Income                                   40,454               --
     Loss On Investment                            (1,700,000)              --

     Other (Expense) - Net                         (2,035,157)        (331,567)

Minority Interest Share in Loss of Subsidiary         390,873          143,101

     (Loss) from Continuing Operations             (5,489,717)      (3,566,331)

Discontinued Operations:
     (Loss) from Operations of Woodworking
       Business and Electronic Component
       Manufacturing Business                      (3,947,298)      (5,141,379)

Estimated (Loss) on Disposal of Woodworking
     Business and Electronic Component
       Manufacturing Business Including Provision
       of $143,000 and $666,224 for Operating
       Losses During the Phase Out Period          (3,603,291)      (2,709,280)

     Net (Loss)                                   (13,040,306)     (11,416,990)

Preferred Stock Dividends                             389,975          439,479

     Net (Loss) Available to Common
      Stockholders                             $  (13,430,281)  $  (11,856,469)

Loss Per Common Share:
     (Loss) from Continuing Operations         $        (1.43)           (5.29)
     (Loss) from Discontinued Operations                (1.03)           (7.63)
     Estimated (Loss) on Disposals                       (.94)           (4.02)

     Net (Loss) Per Common Share               $        (3.50)  $       (17.59)

     Weighted Average Number of Common
      Shares Outstanding                            3,837,269          673,916

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Preferred Stock
                                 Series B             Series C            Series D            Series E             Series Z
                             Number               Number             Number               Number               Number
                           of Shares  Amount    of Shares  Amount  of Shares  Amount    of Shares   Amount   of Shares   Amount

Balance - March 31,
     1995                    75,000  $ 7,500         --   $   --    402,500 $4,025,000       --   $    --        --    $    --

Dividends Paid                   --       --         --       --         --        --        --        --        --         --
Shares Issued in Acquisition     --       --         --       --         --        --        --        --        --         --
Shares Issued in Exchange
  for Existing Debt              --       --    180,000  180,000         --        --        --        --        --         --
Conversion to Preferred
     Stock                  (75,000)  (7,500)   450,000    7,500         --        --        --        --        --         --
Conversion to Common
     Stock                       --       --   (630,000)(187,500)        --        --        --        --        --         --
Shares Issued for Litigation
     Settlement                  --       --         --       --         --        --        --        --        --         --
Shares Issued for Services
     Rendered                    --       --         --       --         --        --        --        --        --         --
Shares Issued in Exchange
     for Existing Debt           --       --         --       --         --        --        --        --        --         --
Issuance of Series E
     Preferred Stock             --       --         --       --         --        --   747,000  7,470,000       --         --
Conversion to Common
     Stock                       --       --         --       --    (12,525) (125,250) (160,000)(1,600,000)      --         --
Net (Loss) for the Period        --       --         --       --         --        --        --        --        --         --

Balance - March 31, 1996         --       --         --       --    389,975  3,899,750  587,000 5,870,000        --         --

 Adjustment for Prior Year
    Beneficial Conversion of
    Series E Preferred Stock
    to Common Stock (10D)        --       --         --       --         --        --        --        --        --         --
 Shares Issued in Exchange
    for Debt                     --       --         --       --         --        --        --        -- 1,013,628    253,407
 Shares Issued For Services
    Rendered                     --       --         --       --         --        --        --        --        --         --
 Shares Issued For Exercise
    of Warrants                  --       --         --       --         --        --        --        --        --         --
 Shares Issued in Acquisition    --       --         --       --         --        --        --        --        --         --
    Conversion of Series D
    Preferred to Common
    Stock                        --       --         --       --     (5,336)  (53,360)       --        --        --         --
 Issuance of Series E
    Preferred Stock              --       --         --       --         --        --   375,000  3,750,000       --         --
 Conversion of Series E
    Preferred to Common
    Stock                        --       --         --       --         --        --  (804,500)(8,045,000)      --         --
 Beneficial Conversion of
    Series E Preferred
    to Common Stock (10D)        --       --         --       --         --        --        --        --        --         --
Net(Loss) for the Period         --       --         --       --         --        --        --        --        --         --

 Balance - March 31, 1997        --   $   --         --   $   --    384,639  $3,846,390 157,500 $1,575,000 1,013,628  $ 253,407

The Accompanying Notes are an Integral Part of these Consolidated Financial
Statements.

                                     F-7a

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                    Common Stock
                                                                                               Total
                              Additional                           Additional               Stockholders'
                               Paid-in       Number                 Paid-in    Accumulated     Equity
                               Capital     of Shares     Amount     Capital     (Deficit)     (Deficit)

Balance - March 31,
     1995                     $(732,420)     410,960   $4,599,383  $ (83,947)  (4,104,695)   $ 3,710,821

Dividends Paid                       --           --           --         --     (137,604)      (137,604)
Shares Issued in Acquisition         --       74,459    2,187,733         --           --      2,187,733
Shares Issued in Exchange
  for Existing Debt                  --           --           --         --           --        180,000
Conversion to Preferred
     Stock                           --           --           --         --           --             --
Conversion to Common
     Stock                     (442,500)     252,000      630,000         --           --             --
Shares Issued for Litigation
     Settlement                      --        2,500       75,000         --           --         75,000
Shares Issued for Services
     Rendered                        --       44,750    1,214,038         --           --      1,214,038
Shares Issued in Exchange
     for Existing Debt               --        2,793       38,756         --           --         38,756
Issuance of Series E
     Preferred Stock         (1,020,401)          --           --         --           --      6,449,599
Conversion to Common
     Stock                      255,773      247,584    1,469,477         --           --             --
Net (Loss) for the Period            --           --           --         --  (11,416,990)   (11,416,990)

Balance - March 31, 1996     (1,939,548)   1,035,046   10,214,387    (83,947) (15,659,289)     2,301,353

 Adjustment for Prior Year
    Beneficial Conversion of
    Series E Preferred Stock
    to Common Stock (10D)       850,786           --           --         --     (850,786)            --
 Shares Issued in Exchange
    for Debt                         --       12,000       30,000         --           --        283,407
 Shares Issued For Services
    Rendered                         --      187,333      702,500         --           --        702,500
 Shares Issued For Exercise
    of Warrants                      --       45,000      280,750         --           --        280,750
 Shares Issued in Acquisition        --    1,500,000    1,500,000         --           --      1,500,000
    Conversion of Series D
    Preferred to Common
    Stock                         9,710       44,048       43,650         --           --             --
 Issuance of Series E
    Preferred Stock            (741,164)          --           --         --           --      3,008,836
 Conversion of Series E
    Preferred to Common
    Stock                     1,309,883    3,740,608    6,735,117         --           --             --
 Beneficial Conversion of
    Series E Preferred
    to Common Stock (10D)     4,328,367           --           --         --   (4,328,367)            --
Net(Loss) for the Period             --           --           --         --  (13,040,306)   (13,040,306)

 Balance - March 31, 1997   $ 3,818,034    6,564,035  $19,506,404   $(83,947)$(33,878,748)   $(4,963,460)

The Accompanying Notes are an Integral Part of these Consolidated Financial
Statements.

                                     F-7b

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Years ended
                                                              March 31,
                                                      1 9 9 7          1 9 9 6


Operating Activities:
     (Loss) From Continuing Operations            $(5,489,717)     $(3,566,331)
     Adjustments to Reconcile Net (Loss) to
      Net Cash
          (Used for) Operating Activities:
          Depreciation and Amortization               142,547           28,523
          Amortization of Deferred Financing
            Activities                                227,199          112,500
          Loss on Investment                        1,700,000                -
          Services Performed in Exchange for Stock    702,500                -
          Minority Interest                          (390,873)        (143,101)
          Write-off of Intangibles                     19,867                -

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
               Other Current Assets                        --           (2,800)
               Prepaid Expenses                       397,041         (411,980)

          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                            (485,924)         593,573

          Total Adjustments                         2,312,357          176,715

     Net Cash - Continuing Operations - Forward    (3,177,360)      (3,389,616)

Discontinued Operations:
     (Loss) From Discontinued Operations           (3,947,298)      (5,141,379)
     Adjustments to Reconcile Net (Loss) to Net
       Cash Operations:
          Depreciation and Amortization               263,537          252,228
          Bad Debts                                   127,823          434,496
     Equity in Earnings of Unconsolidated Affiliate        --          (85,355)
     Changes in Net Assets, Liabilities and Losses  2,649,165        2,337,752

     Net Cash - Discontinued Operations - Forward    (906,773)      (2,202,258)

Investing Activities - Continuing Operations:
     Payment for Investment Acquisition - Forward    (200,000)               -

Investing Activities - Discontinued Operations:
     Acquisition of Assets - Forward              $  (392,420)     $  (534,396)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Years ended
                                                              March 31,
                                                      1 9 9 7          1 9 9 6

     Net Cash - Continuing Operations - Forwarded $(3,177,360)     $(3,389,616)

     Net Cash - Discontinued Operations -
       Forwarded                                     (906,773)      (2,202,258)

Net Investing Activities - Continuing Operations -
      Forwarded                                      (200,000)              --

Net Investing Activities - Discontinued Operations
      - Forwarded                                    (392,420)        (534,396)

Financing Activities - Continuing Operations:
     Proceeds from Demand Notes Payable                    --          500,000
     Payment of Notes Payable - Other                (823,838)        (500,000)
     Proceeds from Demand Notes Payable -
      Stockholders and Related Parties                384,500        1,771,000
     Payment of Demand Notes Payable - Stockholders
          and Related Parties                              --       (1,396,157)
     Proceeds from Sale of Warrants                        --          300,000
     Proceeds from Exercise of Warrants               268,750               --
     Proceeds from Issuance of Preferred Stock      3,008,836        6,449,599
     Dividends Paid                                        --         (137,604)
     Cash Overdraft                                    44,142               --

     Net Cash - Financing Activities - Continuing
       Operations                                   2,882,390        6,686,838

Financing Activities - Discontinued Operations:
     Proceeds of Demand Note Payable - Banks          880,647          858,353
     Payment of Demand Note Payable - Banks                --         (300,000)
     Payment of Demand Notes Payable                       --         (373,639)

     Net Cash - Financing Activities - Discontinued
      Operations                                      880,647          184,714

     Net (Decrease) Increase in Cash                 (913,516)         745,282

Cash - Beginning of Years                             934,462          189,180

     Cash - End of Years                            $  20,946        $ 934,462
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the years for:
          Interest - (Net of Amounts Capitalized)   $   4,442        $ 409,483
          Income Taxes                              $      --        $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     See notes to consolidated financial statements for details of certain non-cash investing and financing activities.


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Business

Holly Holdings, Inc. (the "Company") formerly known as Holly Products, Inc., was incorporated in New Jersey in 1992. The Company, through its wholly owned subsidiary, HollyWood Manufacturing, Inc., was a manufacturer of wood cabinetry and fixtures. Due to continued losses, the Company ceased ongoing operations of the woodworking business effective September 1995. In June 1994, the Company consummated the acquisition of Navtech Industries, Inc. ("Navtech"), a manufacturer of electronic components. Due to minimal profits and the cancellation of Navtech's bank line of credit, the Company ceased ongoing operations effective June 1997. In July 1995, the Company acquired an interest in Country World Casinos, Inc. ("Country World") which at March 31, 1997 accumulated approximately 66.3%. In March 1997, the Company acquired Nightlife Printing & Promotions, Inc. and American Publishers Company, Inc.
In June 1997, as all conditions of the acquisition agreement had not been met, the transaction was reversed. The net assets of Nightlife Printing and American Publishing were returned to their original owners. The Company recorded a loss for the year ended March 31, 1997, of $1,700,000 related to this rescission.

Country World has purchased land and intends to develop a casino and hotel complex in Black Hawk, Colorado. The land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation. Financing for the completion of the casino development project has not yet been finalized.

As of March 31, 1997, Country World has not completed construction of its planned principal operation and has not realized any revenue from its planned operations.

Discontinued Operations - HollyWood Manufacturing ("Hollywood") - In September 1995, the Company decided to discontinue its woodworking business. The Company was unsuccessful in its attempts to divest itself of that business or find a suitable manufacturer for its products and consequently, ceased ongoing operations of the woodworking business to reduce its losses. The Company dismissed the entire staff and management of its woodworking operation and liquidated its assets. The lease for the facility housing the woodworking business expired on December 31, 1995 at which time the Company vacated the premises. The Company used the funds raised through the liquidation of assets, the collection of outstanding receivables and advances from a related party to satisfy a secured credit facility. No revenue was generated for the years ended March 31, 1997 and 1996.

Discontinued Operations - Navtech Industries, Inc. - In June 1997, Navtech's bank informed Navtech that it would no longer extend a revolving line of credit. In July 1997, Navtech ceased ongoing operations. The Company is a defendant in a lawsuit pending in the Eleventh Judicial District Court, County of San Juan, State of New Mexico, Case No. CV-97-443-6 entitled First National Bank of Farmington, Plaintiffs v. Navtech of New Mexico, Inc., Navtech Industries, Inc., Holly Products, Inc., n/k/a, Holly Holdings, Inc., Defendants. This lawsuit was commenced on June 9, 1997 and amended on August 9, 1997. The complaint alleges four claims against Navtech for debt and money due, one claim for personal property foreclosure against Navtech and two claims based on the guaranty of the Company.

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

Navtech's results are reported as a discontinued operation in the consolidated financial statements for all periods presented. Revenues generated by Navtech for the years ended March 31, 1997 and 1996 was approximately $3,420,000 and $4,110,000, respectively. The assets and liabilities of Navtech have been reported in the consolidated balance sheet as net liabilities of discontinued operations.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

(1) Organization and Business (Continued)

Discontinued Operations - Navtech Industries, Inc. (Continued) - Net liabilities of discontinued operations of Navtech at March 31, 1997 are as follows:

Cash Overdraft                         $     (5,246)
Accounts Receivable Trade                    33,512
Accounts Payable and Accrued Expenses    (1,086,286)
Notes Payable and Capitalized Leases     (5,604,849)

     Total                             $ (6,662,869)

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Country World, Navtech and Hollywood. All material inter-company transactions and balances have been eliminated in consolidation. HollyWood Manufacturing and Navtech have been discontinued (See Note 1).

(2) Summary of Significant Accounting Policies

Property and Equipment - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets or the remaining lease term (See Note 5).

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

Loss Per Share - Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included as their effect would be antidilutive.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 31, 1997.

Impairment - The carrying value of land, casino under development and furniture and equipment are reviewed on an annual basis as to whether such carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed of." Management considers assets to be impaired if the carrying value exceeds expected future cash flows (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. As of March 31, 1997, management expects these assets to be fully recoverable.

Casino Under Development - The Company's land and development costs are recorded at cost and no depreciation will be taken on the casino project until such time as the Company places the casino into operation.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

(3) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, recurring negative cash flows from operations, and is subject to the adverse effect of lawsuits and judgements filed against Navtech (See Note 17).

The continuation of the Company as a going concern is dependent upon its ability to reduce losses, settle litigation and to obtain additional financing. The Company experienced a substantial net loss for the year ended March 31, 1997. Approximately $4,400,000 of such loss was attributable to Navtech, which has been discontinued.

In May 1996, the Company arranged for a $5,000,000 financing package for Country World which enabled Country World to emerge from Chapter 11 proceedings and to repay all of its outstanding indebtedness as of March 1997 related to the casino development project. Further, with the simultaneous settlement of certain outstanding litigation (See Note 17) as a part of the Chapter 11 proceedings, it is anticipated that Country World will be able to move forward with its plans to finance and construct the casino. Additionally, Country World has moved to smaller, less expensive quarters substantially reducing its operating costs.

There can be no assurance that management's plans to reduce operating losses, settle litigation or be successful in its efforts to develop a gaming and hotel complex will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(4) Fair Value of Financial Instruments

In assessing the fair value of financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts payable, and net liabilities of discontinued operations, the carrying amount approximates fair value for the majority of these instruments because of their short maturities. The fair value of long-term debt and related party indebtedness was based on the current rates offered to the Company for debt of similar maturities. Such fair value was determined to approximate carrying value.

(5) Property and Equipment

The following is a summary of property and equipment as of March 31, 1997:

                                                         Estimated
                                                        Useful Life

Land                                 $ 7,475,475          --
Office Furniture and Equipment            98,818         5-7 Years
Leasehold Improvements                     3,713           2 Years
Casino Under Development               4,729,716          --

Total                                 12,307,722
Less:  Accumulated Depreciation           45,533
     Property and Equipment - Net   $ 12,262,189

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

(5) Property and Equipment (Continued)

The Company has capitalized the following costs related to the casino construction through March 31, 1997:

Interest on Long-Term Debt                        $     936,443
Architectural Fees and Fees for Construction          1,737,189

     Total                                      $     2,673,632

Interest paid on debt used to finance the development costs was capitalized during the years ended March 31, 1997 and 1996 and amounted to approximately $633,000 and $258,000, respectively.

Depreciation expense amounted to $23,347 and $18,590 for the years ended March 31, 1997 and 1996, respectively.

(6) Concentration Risk

Due to the concentration of the Company's activities in the development of the casino in Colorado, the potential for a near term severe impact exists and can result from the negative effects of the economic forces within the market or geographic area.

(7) Intangible Assets

In February 1996, the Company paid $149,000 to the former director of Navtech in exchange for his covenant not-to-compete with Navtech in the continental United States for three years. Since Navtech ceased doing business, the amortization period was accelerated. Management then evaluated the period of amortization based upon analyzing projected undiscounted net cash flow from operations and determined that the asset has become impaired. Accordingly, the balance of the intangible asset of $19,827 has been written off.

Amortization expense charged to operations for this intangible asset for 1997 and 1996 was $119,200 and $9,973, respectively.

(8) Notes Payable - Other

 In January 1995, the Company borrowed, on an unsecured basis, an aggregate of $1,000,000 (evidenced by notes payable) from three individuals and entities at 15% annual interest. The fifteen percent (15%) notes were due and payable on January 13, 1996. The maturity date was extended based on a loan extension agreement. The terms of the agreement provided for a payment of $500,000 (which was paid in March 1996) and transfer of 370,000 shares of the Company's common stock to the note holders. The note was further extended to August 1, 1999. (See Note 19). As of March 31, 1997, a $400,000 principal balance was owed on the notes payable.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


(9) Long-Term Debt

Long-term debt consists of the following:
                                                          Notes    Related Party
                                                         Payable    Note Payable
Note payable due May 31, 1999 with interest at
     15% until May 19, 1997 and at 24% per annum
     thereafter payable interest only in monthly
     installments used to finance the development of
     the casino project. The note is collateralized
     by a first lien and deed of trust on real
     property.  A portion of this financing amounting
     to $2,350,000 was obtained through a group of
     related party lenders and accordingly is
     classified as such.                               $ 2,650,000  $ 2,350,000

$10,445 Note Payable - interest at 15% payable in
     equal monthly installments over four (4) years.
     The note is collateralized by a copy machine.
     The Company is in default on these payments.            9,175           --

$725,000 Note Payable - stockholder, interest at 8%,
     payable in monthly installments over ten (10)
     years starting 15 months after the June 28, 1994
     closing.  The note is collateralized by a first
     deed of trust on real property with a net book
     value of approximately $1,175,000 (See Note 17).           --      725,000

Note payable due in monthly installments of $4,667
     through September 15, 1997, including interest
     at 15.50%.                                             26,776           --

The Company is indebted to certain officers and
     directors for past due services and reimbursements.        --      415,365

During the year ended March 31, 1996, the Company issued
     several notes payable to Norlar, Inc., a company
     owned by the Chief Executive Officer of the Company
     and his spouse.  Each note payable provided for 12%
     interest and a 90 day maturity period.  In August
     1996, $138,640 of the debt was converted to 554,560
     shares of Series Z preferred stock.                        --      260,000

Total Debt                                               2,685,951    3,750,365
Less:  Current Maturities                                   35,951    1,400,365

     Net Long-Term Debt                                $ 2,650,000  $ 2,350,000

Future principal maturities for the above notes at March 31, 1997 are as follows:

                         Notes     Related Party
                        Payable     Note Payable
Year ended
March 31,
     1998                      $   35,951    $ 1,400,365
     1999                       2,650,000      2,350,000
     2000                              --             --
     2001                              --             --
     2002                              --             --
     Thereafter                        --             --
     Total Long-Term Debt     $ 2,685,951    $ 3,750,365

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

(10) Capital Transactions

(A) Preferred Stock - Series B - In December 1993, the Company designated 75,000 shares of its then authorized shares of preferred stock as Series B Preferred Stock, $.10 par value, $.75 per share per annum, cumulative dividends, no voting rights and a $6.00 liquidation value per share. These shares were exchanged into 450,000 shares of Series C Preferred Stock in July 1995 (See Note 10H).

(B) Preferred Stock - Series C - During the fiscal year ended March 31, 1996, the Company converted all of its Series C Convertible Preferred stock into common stock (See Note 10H). The Series C stock carried a $.125 per share per annum cumulative dividend, and a $1.00 liquidation value per share. Each share was convertible into four shares of common stock and had voting rights equal to four votes per share.

(C) Preferred Stock - Series D - At March 31, 1997, the Company had outstanding 384,639 shares of 10% Convertible Cumulative Series D Preferred Stock, $10 per value per share. Dividends on the Convertible Preferred Stock are due quarterly and are in arrears. The Convertible Preferred Stock has a liquidation preference of $10 per share and is convertible into two (2) shares of common stock. Holders of Convertible Preferred Stock are not entitled to vote on any matter, except as required by law. At March 31, 1997, dividends in arrears on such stock amounted to $792,475 or approximately $2.00 per share.

(D) Preferred Stock - Series E - During fiscal 1996, the Company consummated a Private Placement of 747,000 shares of its Series E Convertible Preferred Stock resulting in gross and net proceeds of $7,470,000 and $6,449,599, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation and working capital for the Company and Navtech. Each share of Series E Preferred Stock is non-voting, does not pay a dividend, and is convertible into shares of the Company's common stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing of the subscription or 65% of the average closing bid price for the five (5) trading
days immediately preceding the close of conversion.   This beneficial
conversion feature of the difference between the conversion price and the fair value of the common stock into which the security is convertible is recognized as a dividend to the preferred stockholders over the minimum period during which the preferred stockholders can convert. For the fiscal year ended March 31, 1997, the amount recognized in stockholders' equity for this beneficial conversion feature was $4,328,367. The amount recognized for the fiscal year ended March 31, 1996 was $850,786 and is shown as an adjustment to the beginning balance of the current year's stockholders' equity.

During fiscal 1997, the Company issued 375,000 shares of Series E Convertible Preferred Stock resulting in net proceeds of $3,008,836.

(E) Preferred Stock - Series Z - In April and September 1996, the Company designated 550,000 and 555,000 shares, respectively, of its preferred stock as Series Z Voting Convertible Preferred Stock, $.25 par value with no dividend rights. The Convertible Preferred Stock has a $.25 liquidation value per share, and each share is convertible at anytime beginning two years following the date of issuance of such shares into 5 shares of fully paid and non-assessable shares of common stock.

(F) Country World Acquisition - During fiscal 1996, the Company issued 74,459 shares of common stock valued at $2,187,733 toward the purchase of Country World.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

(10) Capital Transactions (Continued)

(G) Debt to Equity Conversions:

Fiscal 1996 - In May 1995, certain related party indebtedness aggregating $50,000 was converted into 50,000 shares of Series C Preferred Stock. In July 1995, certain related party indebtedness aggregating $100,000 was converted into 100,000 shares of Series C Preferred Stock. In August 1995, indebtedness in the amount of $30,000 was converted into 30,000 shares of Series C Preferred Stock. During fiscal 1996, $4,167 in dividends were paid to the holders of the Series C Preferred Stock.

In January 1996, certain related party indebtedness aggregating $38,756 was converted into 2,793 shares of Company common stock.

Fiscal 1997 - During the quarter ended September 1996, 1,013,628 shares of Series Z Preferred Stock was issued in exchange for certain related party indebtedness of $253,407.

In September 1996, $30,000 of debt owed was converted into 12,000 shares of common stock.

(H) Preferred to Common Conversion:

Fiscal 1996 - In July 1995, certain related party Series B Preferred Stock was converted into 450,000 shares of Series C Preferred Stock. During fiscal 1996, $32,812 in dividends was paid to the holders of Series B Preferred Stock. In August 1995, such preferred stock was converted (pursuant to the terms thereof) into 180,000 shares of common stock. In October and December 1995, shares of Series C Preferred Stock arising through debt conversions were converted, pursuant to the terms thereof, into an aggregate of 72,000 shares of Company common stock.

During fiscal year 1996, 12,525 shares of Series D Preferred Stock and 160,000 shares of Series E Preferred Stock were converted, pursuant to the terms thereof, into 2,505 shares and 245,079 shares, respectively, of Company common stock.

Fiscal 1997 - During the quarter ended June 30, 1996, September 30, 1996, and December 31, 1996, 497,000, 140,000 and 157,500 shares, respectively, of
Series E Preferred Stock were converted pursuant to the terms thereof into 1,911,214, 1,033,384, and 796,010 shares, respectively, of Company common stock.

In March 1997, 5,336 shares of Series D Preferred Stock were converted into 44,048 shares of the Company common stock.

(I) Legal Settlement - In August 1995, the Company issued 2,500 shares of its common stock relating to a legal settlement. The Company has reflected a charge to the statement of operations of $75,000 to reflect the settlement.

      HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

(10) Capital Transactions (Continued)

(J) Exchange for Services:

Fiscal 1996 - In August 1995, the Company issued 1,250 shares of its common stock to each of two individuals in return for legal services performed. Additionally, the Company issued 750 shares of its common stock in return for other legal services performed. The statement of operations reflects a charge of $98,750 to reflect the estimated fair value of such services.

In October 1995, the Company issued 3,000 shares of its common stock to two individuals as a retainer for legal services to be performed through July 1996. The estimated fair value of such services was $78,750. The statement of operations reflects a charge of $43,750 for the expensed portion of the retainer.

In December 1995, the Company issued 30,000 shares of its common stock in return for services rendered in connection with the liquidation of its woodworking subsidiary and the reorganization of Country World Casinos, Inc. The Company has reflected a charge to the statement of operations of $862,500 to reflect the estimated fair value of such services.

In January 1996, the Company issued 5,000 shares of its common stock in return for legal services performed. The Company reflected a charge to the statement of operations of $128,100 to reflect the estimated fair value of such services.

In February 1996, the Company hired Martin Janis & Company to act as agent for the Company in providing public relations for a three month period. The Company issued 3,500 shares of its common stock for such services.

Fiscal 1997 - In June 1996, the Company issued 130,000 shares of its common stock to three individuals in return for certain services they performed for the Company valued at $487,500.

In September 1996, the Company issued 57,333 shares of common stock to a company in return for certain services, valued at $215,000.

(K) Authorized Common Stock - In June 1996, the Company increased its authorized common stock to 50,000,000 shares. In December 1996, the Company increased its authorized common stock to 150,000,000 shares no par value.

(L) Outstanding Warrants - At March 31, 1997, 487,500 common stock purchase warrants were outstanding. Each warrant entitles the holder to purchase one share of Company common stock at any time through December 20, 1998 at a price of $57.50.

(M) Shares Issued for Exercise of Warrants - In October 1996, the Company issued 45,000 shares of its common stock for the exercise of 45,000 warrants.

(N) Reverse Common Stock Split - In December 1996, the Company authorized a 10:1 common stock reverse split, whereby 10 shares of common stock were reclassified into one share of common stock. This reverse stock split is shown retroactively for all periods presented.

      HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


(11) Public Relations Agreement

In January 1996, the Company hired Corporate Relations Group, Inc. ("CRG") to act as the Company's financial public relations firm through July 1996. The agreed fee for these services was $350,000 payable in cash, or at the Company's option, by delivering 273,437 shares of its common stock. In connection with such hiring, Norlar, Inc., a company owned by the Company's Chairman and his spouse, transferred to CRG 273,437 shares of the Company's stock owned by it. In February 1996, the Company paid Norlar, Inc. $350,000 for the transferral of their shares of the Company to CRG and charged expense.

(12) Loss Per Share

Loss per share for the year ended March 31, 1997 is based on 3,837,269 weighted average shares outstanding. The effect of outstanding warrants were not included in the calculation as their effect would be anti-dilutive. As supplementary primary loss per share information, had the conversions to common stock described in Note 10 taken place at the beginning of the year, loss per share would have been affected as follows based on 5,075,599 weighted average shares outstanding.

Pro Forma:

                                                           Year ended
                                                         March 31, 1997
Loss Per Common Share:
     Loss from Continuing Operations                      $     (1.08)
     Loss from Discontinued Operations                    $      (.78)
     Estimated Loss on Disposal of Woodworking Business   $      (.71)
     Net Loss Per Common Share                            $     (2.65)

(13) Commitments and Contingencies

(A) Leases - The Company entered into a noncancelable operating lease for office space in Pennsylvania. This operating lease expires on January 31, 1998. The rent expense amounted to $28,800 and $51,111 for the years ended March 31, 1997 and 1996, respectively.

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

(B) Guaranty - In December 1995, the Company committed to guaranty a $27.35 million loan for Country World in the form of permanent financing to replace construction financing to construct a casino in the state of Colorado.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

(14) Income Taxes

The Company has net operating loss carryovers of approximately $1,100,000, $1,000,000, $12,800,000 and $12,100,000 as of March 31, 1997, expiring in the years 2008, 2009, 2010 and 2011, respectively. However, utilization of the loss carryovers is subject to Internal Revenue regulations where the corporation has issued substantial additional stock. Accordingly, a portion of this loss carryover may not be available to the Company.

Generally Accepted Accounting Principles require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $10,800,000 at March 31, 1997.
Because of the uncertainties discussed in Note 3, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements. The increase in the valuation allowance during the year was $4,840,000.

(15) Business Combination

On April 20, 1995, the Company acquired 5,000,000 shares of common stock of Country World Casinos, Inc. ("Country World"), in exchange for the cancellation of $1,000,000 of indebtedness owed by Country World to the Company. The results of operations of Country World are included in the consolidated statements of operations from that date. The Company also acquired 16,667 shares of Country World common stock in a separate transaction for $50,000. Country World has purchased real estate located in the gaming district of Black Hawk, Colorado, on which it seeks to construct the casino complex. In addition, the Company acquired an additional 2,250,453 shares of common stock of Country World from certain existing shareholders of Country World, in exchange for 744,592 shares of the Company's common stock. As of March 31, 1997, the Company owns 66.3% of the outstanding shares of Country World common stock and 54.9% of the total voting stock (common and preferred) of Country World.

Country World intends to develop a 200,000 square foot country western motif casino complex in the gaming district of Black Hawk, Colorado, which is located approximately 35 miles west of Denver, including a 75,000 square foot casino (the "Casino") for limited-stakes gambling (that is, gambling in which bets are limited to a $5.00 maximum by Colorado law).

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

(16) Casino Under Development

In August 1993, Country World closed on an acquisition of approximately 100,621 square feet of vacant land located within the city of Black Hawk, Gilpin County, Colorado. Country World paid $550,000 cash, delivered a promissory note in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock which is convertible to common stock on a 1 for 1 basis. The acquisition of the land was subject to a first deed of trust in the amount of $475,000. The Company is obligated to file a registration statement to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-held corporation based in Denver, Colorado.

Subsequently, the Company closed on an acquisition to an additional 375,000 square feet of vacant land located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note in the amount of $725,000, and delivered 250,000 shares of its common stock (See Note
19D).

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

(17) Litigation and Legal Proceedings

On May 26, 1995, the Company's majority owned subsidiary Country World Casinos, Inc. ("Country World") commenced a lawsuit against Tommyknocker Casino Corp. ("Tommyknocker") and New Allied Development Corporation ("New Allied") in the District Court of Denver, County of Denver, Colorado, case number 95CV 2310. This action is primarily for breach of contract in connection with the acquisition of certain real property by Country World from the defendants. Country World is seeking monetary damages and declaratory relief.

     On August 15, 1995, Tommyknocker and New Allied filed a counterclaim in the aforementioned action against Country World, the Company, Ronald Nathan, Sal Lauria and David Singer who are former board members of Country World, Roger LeClerc, President of Country World and William Patrowicz director of Country World. The counterclaim alleges that Country World is in default under the Promissory Note issued by Country World to Tommyknocker in connection with the acquisition of the real property, Country World failed to register stock on behalf of Tommyknocker and that the Company has acquired control of Country World to the detriment of Tommyknocker and New Allied.

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

     On October 12, 1995, Country World filed a bankruptcy petition under Chapter 11 of Title 11 of the United States Code. The case was filed in the United States Bankruptcy Court, District of Colorado, case number 95-20563rjb. Pursuant to the filing of the Bankruptcy, an automatic stay went into effect pursuant to 11 U.S.C. Section 362 prohibiting the foreclosure sale. Tommyknocker filed a Motion for Relief from the stay and a hearing on this matter was held on December 22, 1995. On January 3, 1996, the Court ruled that Country World should be given an opportunity to proceed with its Bankruptcy proceedings in a diligent and timely fashion. The Court conditioned continuation of the stay pending the approval or denial as the case may be of Country World's financing proposal and certain other conditions. In March 1996, the Court approved Country World's financing proposal and in May 1996, Country World closed on such financing. In September 1996, the Court heard testimony in a claims hearing between the parties. In early November 1996, the Company received final rulings from the Court.

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

     The Company, on behalf of Country World, obtained a $5,000,000 financing package, which enabled Country World to repay all of its outstanding indebtedness and emerge from Bankruptcy.

This financing package had been approved by the Bankruptcy Court and the Company utilized the funds in accordance with the Court's order. With all issues completed in March 1997, the U.S. Bankruptcy Court ruled that Country World Casinos, Inc. be dismissed from Chapter 11.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

(17) Litigation and Legal Proceedings (Continued)

With respect to certain real property owned by the Company in Black Hawk, Colorado (Mill Sites 1, 2 and 3, and certain adjacent mining claims), a claim has been made against the Company by New Allied on its deed of trust encumbering said real property. The Company and New Allied, however, have reached an agreement to resolve this dispute, pursuant to which the Company will convey title to the Hotel Property to New Allied in full settlement of New Allied's claims relating to this real property. The Settlement Agreement, however, has not yet been formally reduced to writing (See Note 9).

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

The Company was a defendant in a lawsuit in the Fifth Judicial District Court, in Iron County, Utah, Case No. 970500004 entitled Lloyd & Myra Kartchner, Plaintiffs v. Holly Products, Inc. and Navtech Industries, Inc., Defendants. This lawsuit was commenced in January 1997. The complaint, alleges that both companies failed to live up to the terms of a resignation agreement dated February 28, 1996 between the Company, Navtech and the Plaintiff. In August 1997, the Court found the resignation agreement valid and enforceable and issued an order granting Plaintiffs' Motion for summary judgement in the amount of $52,955.91, which is accrued as of March 31, 1997.

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13


(17) Litigation and Legal Proceedings (Continued)


In 1996, the Company was a Defendant in a lawsuit in Superior Court of New Jersey, Burlington County, Case No. BUR-L-3467-95 entitled Pennsylvania Manufacturers Association Insurance Company, Plaintiff v. Holly Products, Inc., Defendant. This lawsuit resulted in a summary judgement being issued against the Company in the amount of $63,897 on November 8, 1996, which is accrued as of March 31, 1997.

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

     In September 1997, the Pennsylvania Manufacturers Association Insurance Company has re-instituted steps to enforce the outstanding judgement against the Company

It is not feasible to predict or determine the final outcome of these proceedings.

(18) New Authoritative Pronouncements

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

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basis EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented. Basic EPS will be based on average common shares outstanding and diluted EPS will include the effects of potential common stock, such as, options and warrants.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining its preferred format. SFAS No. 130 is not expected to have a material impact on the Company.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

(18) New Authoritative Pronouncements (Continued)

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

(19) Subsequent Events

Note Payable - Other - In consideration of the extension of the maturity date to August 1, 1999, consideration of $200,000 was paid to the noteholders in May 1997 (See Note 8).

Related Party Note Payable - In May 1997, the balance due on notes payable to Norlar, Inc. of $260,000 was paid (See Note 9).

Country World -

(A) Notes Payable - Related Party - In October 1997, Norlar, Inc. extended a credit of up to $1,200,000, through a series of notes payable with interest at 12%, due on demand to Country World. In connection with this debt, Country World issued warrants for 1,000,000 shares of the Company's common stock. The warrants are exercisable at $.20 per share and do not expire. A deferred financing cost of $60,000 was recorded for the estimated fair value of these warrants. At December 18, 1997, the unamortized deferred financing balance is $-0-. The notes are collateralized by a second lien and deed of trust on real property (Parcel One). The effective interest rate including the deferred financing cost, is 36%.

As of December 18, 1997, the Company was indebted to Norlar, Inc. in the amount of approximately $698,900. Warrants to purchase 3,000,000 shares of common stock of Country World at $.20 per share have been issued to Norlar, Inc. in connection with this indebtedness.

(B) In July 1997, Country World issued 1,000,000 shares of its common stock to Eastern Equities Consultants, Ltd. for efforts to secure casino and hotel financing.

(C) In September 1997, the Company issued 395,500 shares of its common stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15

(19) Subsequent Events (Continued)

Country World (Continued) -

(D) In September 1997, Country World contracted with the Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc. ("PCL"), all of Denver, Colorado to design and construct the planned casino and hotel complex. The proposed casino and hotel complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The Guaranteed Maximum Price will be determined by agreement between Country World and the Contractor when sufficient definitive design information becomes available. If the actual final cost of the construction project is less than the Guaranteed Maximum Cost, then the cost savings will be shared so that Country World will recoup 75% of such savings. If the actual final cost of construction exceeds the Guaranteed Maximum Cost (as it may be revised), such excess cost will be borne by the Contractor and will not be taken into account in determining the Guaranteed Maximum Price to be paid by Country World. In addition, PCL agreed to lend to the Company, for use on the construction of the planned casino and hotel complex, an amount up to $1,000,000 on an as needed basis, on and prior to November 1, 1997. The total amount of indebtedness with respect to this construction loan was $998,000 at December 18, 1997. The note bears interest at a rate of prime plus 3% per annum. The Company has also signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel. For its management services, Signature Hospitality Resources, Inc. (the "Hotel Manager") will receive a monthly management fee equal to 2% of gross sales (exclusive of casino operations) of the proposed hotel, plus a percentage of the net operating income, as defined. The agreement between the hotel manager is for an initial term of ten years, but may terminate earlier upon the occurrence of certain events. In addition, on October 21, 1997, Country World signed a management agreement with Luciani & Associates, LLC and G. Michael Brown, joint venture of Atlantic City, New Jersey, to manage the casino operations.


              .   .   .   .   .   .   .   .   .   .   .   .   .