Form 10QSB
period 1997-12-31
HOLLY HOLDINGS INC
filed 1998-02-17
CIK 909753

Form 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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

                         Yes            No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant had 23,106,492 shares of its common stock outstanding as of December 31, 1997.

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
INDEX


Part I:     FINANCIAL INFORMATION

Item 1:     Financial Statements:

   Consolidated Balance Sheet as of December 31, 1997 (Unaudited)       1-2

   Consolidated Statements of Operations for the Three and
     Nine Months Ended December 31, 1997 and 1996 (Unaudited)           3

   Consolidated Statements of Cash Flows for the Nine Months Ended
     December 31, 1997 and 1996 (Unaudited)                             4-5

   Notes to Consolidated Financial Statements (Unaudited)               6

Item 2:   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  7-11


Part II:     OTHER INFORMATION

Item 1:     Legal Proceedings                                          12-14

Item 2:     Changes In the Rights of the Company's Security Holders    14

Item 3:     Defaults by the Company on its Senior Securities           14

Item 4:     Results of Votes of Shareholders                           14

Item 5:     Other Information                                          14

Item 6:     Exhibits & Reports on Form 8-K                             14


Signature Page                                                         15

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997 (UNAUDITED)

Assets:
Current Assets:
     Cash and Cash Equivalents                                    $   1,115
     Prepaid Interest                                                63,333
     Prepaid Expenses                                                29,110

     Total Current Assets                                            93,558
Property and Equipment - (Net of Accumulated
     Depreciation and Amortization of $57,992)                   13,471,540

Deposits                                                                630

     Total Assets                                               $13,565,728


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997 (UNAUDITED)


Liabilities and Stockholders' Deficit:
Current Liabilities:
   Accounts Payable                                              $1,649,717
     Payroll Taxes Payable                                          152,089
     Accrued Expenses                                               137,550
     Accrued Interest - Related Parties                             221,544
     Notes Payable - Related Party (Net of Deferred
      Financing Cost of $15,000)                                  2,515,900
     Current Portion of Long-Term Debt
     Net Liabilities of Discontinued Operations                   6,265,126
     Other Current Liabilities                                      632,440


     Total Current Liabilities                                   11,574,366

Long-Term Liabilities:
     Notes Payable                                                2,650,000
     Notes Payable - Related Party                                2,350,000
     Other Liability                                                     --

     Total Long-Term Liabilities                                  5,000,000

Minority Interest                                                 2,338,867

Commitments and Contingencies                                            --

Stockholders' Deficit:
     Preferred Stock - Authorized 2,000,000 Shares:
          Series D: Convertible $10.00 Par Value,
          $1.00 Per Share Per Annum Cumulative Dividends,
          384,639 Shares Issued and Outstanding                   3,846,390

          Series E: Convertible $10.00 Par Value, 87,500
          Shares Issued and Outstanding                             875,000

          Additional Paid-in Capital (Preferred)                 (1,252,510)

     Common Stock - No Par Value, Authorized 150,000,000
       Shares,
          21,745,015 Shares Issued and Outstanding               20,115,705

     Additional Paid-in Capital (Common)                            (83,947)

     Accumulated (Deficit)                                      (28,848,143)

          Total Stockholders' Deficit                            (5,347,505)

          Total Liabilities and Stockholders' Deficit          $ 13,565,728

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three months ended            Nine months ended
                                                       December 31,                  December 31,
                                                    1997         1996             1997         1996
Costs and Expenses:
     General and Administrative Expenses         $411,587      665,794        1,366,906    2,563,150
     Professional Fees - Due to Bankruptcy             --           --           23,083           --
     Depreciation Expense                           4,551       18,017           15,195       88,367

     Totals                                       416,138      683,811        1,405,184    2,651,517

Other Income (Expense):
     Interest Income                               14,667       10,985           16,142       33,120
     Interest Expense                            (106,380)    (288,489)        (205,147)    (387,256)
      Other Income                                     --       19,433           20,232       21,481

     Other (Expense) - Net                        (91,713)    (258,071)        (168,773)    (332,655)

Minority Interest Share in Loss of Subsidiary     133,093      131,226          332,577      202,161

(Loss) from Continuing Operations                (374,758)    (810,656)      (1,241,380)  (2,782,011)

Discontinued Operations:
     Income (Loss) from Operations of
     Woodworking Business and Electronic
     Components Manufacturing Business              8,226       (6,136)        (134,382)     486,663

     Net (Loss)                                 $(366,532)   $(816,792)     $(1,375,762) $(2,295,348)


Per Share Data:
     (Loss) from Continuing Operations          $    (.02)   $   (0.22)     $      (.07) $     (0.89)
     Income (Loss) from Discontinued
          Operations                            $     .00    $    0.04      $      (.01) $      0.15

     Net (Loss) Per Common Share                $    (.02)   $   (0.18)     $      (.08) $     (0.74)


Weighted Average Number of
     Common Shares Outstanding                 21,745,015    4,492,823       16,946,148    3,115,878

See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Nine months ended
                                                             December 31,
                                                          1997         1996
Operating Activities:
     (Loss) From Continuing Operations              $(1,241,380)  $(2,782,011)
          Adjustments to Reconcile Net [Loss]
            to Net Cash
          (Used for) Operating Activities:
          Depreciation and Amortization                  15,195        88,367
          Amortization of Deferred Financing
           Activities                                     3,856       320,433
          Minority Interest                             332,577       202,161

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
          Other Current Assets                               --        (4,534)
               Prepaid Expenses                          (5,303)     (116,500)
               Deposits                                    (190)     (194,880)
               Other Assets                                  --      (546,726)
          Increase (Decrease) in:
     Accounts Payable and Accrued Expenses              388,829      (897,390)
               Payroll Taxes Payable                    136,923       (75,080)
               Other Current Liabilities                626,137       (14,182)
          Total Adjustments                           1,498,024       413,392

     Net Cash - Continuing Operations - Forward         256,644    (2,368,619)

Discontinued Operations:
     Changes in Net Assets, Liabilities and Losses     (134,382)     (575,007)

     Net Cash - Discontinued Operations - Forward      (134,382)      (88,344)

Investing Activities - Continuing Operations:
     Acquisition of Assets                           (1,221,810)   (1,889,148)

Net Cash - Investing Activities - Continuing
      Operations - Forward                          $(1,221,810)  $(1,889,148)


See Notes to Consolidated Financial Statements

HOLLY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Nine months ended
                                                             December 31,
                                                          1997         1996

     Net Cash - Continuing Operations - Forwarded    $  256,644   $(2,368,619)

     Net Cash - Discontinued Operations - Forwarded    (134,382)      (88,344)

Net Cash - Investing Activities - Continuing
  Operations - Forwarded                             (1,221,210)   (1,889,148)

Financing Activities - Continuing Operations:
     Proceeds from Notes Payable-Other                  730,076     4,880,896
     Payment of Notes Payable - Other                   (11,817)     (150,000)
     Payment of Demand Notes Payable - Stockholders
          and Related Parties                           (60,000)     (150,000)
     Proceeds from Issuance of Preferred Stock               --     1,679,000
     Proceeds from Exercise of Warrants                 465,000       168,750

     Net Cash - Financing Activities - Continuing
      Operations                                      1,123,259     3,991,612

     Net Increase (Decrease) in Cash and Cash
      Equivalents                                        24,311      (354,499)

Cash and Cash Equivalents - Beginning of Periods        (23,196)      934,462

     Cash and Cash Equivalents - End of Periods      $    1,115    $  579,963


Supplemental Disclosure of Cash Flow Information:
     Interest paid during the nine months ended December 31, 1997 and 1996 was $186,680 and $178,272 respectively, net of capitalized interest.

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

Operating results for the three and nine months ended December 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended March 31, 1997, included in the Holly Holdings, Inc. Form 10-KSB/A-1.

[3] Inventory

At December 31, 1997, the Company had no inventory.

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

General

     On December 31, 1997, Larry Berman resigned as Chairman of the Board, Chief Executive Officer and Secretary of the Company, leaving William H. Patrowicz as the sole officer and director.

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

     The Hotel Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The design and construction team consists of Semple Brown Roberts , P.C., a Denver based architectural firm (the "Architect") and PCL
Construction Services, Inc., a multi-billion dollar North American construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

     Gaming operations at the Casino will be under the management of Luciani & Associates, LLC of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

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

HOLLY HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996

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

     Due to the discontinuance of Navtech, the Company had no revenue, cost of sales or gross profit, for the nine months ended December 31, 1997 and, retroactively, no revenue for the three months ended December 31, 1997.

     Total costs and expenses for the nine months ended December 31, 1997 were $1,405,184 as compared to $2,651,517 for the nine months ended December 31, 1996. This decrease was primarily attributed to the reduction in salaries and operating costs for the parent company and significantly lower legal costs for the current period.

     Other income (expense) for the nine months ended December 31, 1997 was a net expense of $(168,773) as compared to a net expense of $332,655 for the comparable period in 1996. This increase was primarily due to higher interest costs in 1997, resulting from the increase in notes payable as compared to 1996.

     The loss from discontinued operations was $134,382 for the nine months ended December 31, 1997 as compared to $486,663 in income for the nine months ended December 31, 1996. The expense in 1997 was due to the cost of winding-down Navtech in the current period. In 1996 the Company's profit was due to the settlement of debt for its woodworking business which was discontinued in 1995.

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

     Total costs and expenses for the three months ended December 31, 1997 were $416,138 as compared to $683,811 during the three months ended December 31, 1996. This decrease was primarily attributed to the reduction in salaries and operating costs for the parent company and significantly lower legal costs for the current period.

     Other income (expense) for the three months ended December 31, 1997 was a net expense of $(91,713) as compared to a net expense of $258,071 for the comparable period in 1996. This decrease was primarily due to lower interest costs in 1997, resulting from the decrease in notes payable as compared to 1996.

     The loss (income) from discontinued operations was $(8,226) for the three months ended December 31, 1997 as compared to $(6,136) in income for the three months ended December 31, 1996. The gain in 1997 was due to insurance settlement in the current period. In 1996 the Company's loss was due to the settlement of debt for its woodworking business which was discontinued in 1995.

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

     During 1996 and early 1997, the Company consummated a series of Private Placements of an aggregate of 1,162,000 shares of its Series E Convertible Preferred Stock, resulting in gross and net proceeds of $11,620,000 and $9,751,000, respectively. The proceeds of this offering were utilized for repayment of debt, settlement of litigation fees associated with securing financing for Country World Casinos, Inc. and working capital for the Company and Navtech. Each share of Series E Preferred Stock is convertible into shares of the Company's Common Stock at the rate determined by dividing $10.00 by the lesser of 75% of the closing bid price as reported, of the Company's Common Stock on the date of the closing of the subscription or 65% of the average closing bid price for the five (5) trading days immediately preceding the date of conversion. As of December 1997, 87,500 shares are yet to be converted.

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



                               HOLLY HOLDINGS, INC.



                                      /s/ William H. Patrowicz
                                      By: William H. Patrowicz
                                      Sole Officer and Director




Date: February 17, 1998